Form 10-Q
period 2017-06-30
PetIQ, Inc.
filed 2017-08-14
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:

PetIQ, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35‑2554312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E. Shore Drive, Suite 120	83616
Eagle, Idaho	(Zip Code)
(Address of principal executive offices)
208‑939‑8900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☒

As of August 11, 2017, we had 13,222,583 shares of Class A common stock and 8,268,188 shares of Class B common stock outstanding.

PetIQ, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PetIQ, Inc.

Balance Sheets

	June 30, 2017	December 31, 2016
Assets	$—	$—
Commitments and contingencies
Stockholder's Equity
Common Stock, par value $.001	$—	$—
1000 shares authorized, none issued and outstanding
Total Stockholder's Equity	$—	$—

PetIQ Inc.

Notes to Unaudited Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1:  Organization

PetIQ, Inc. (the “Corporation”, or “PetIQ”) was formed as a Delaware corporation on February 29, 2016. The Corporation was formed for the purpose of completing a public offering and related transactions in order to carry on the business of PetIQ, LLC, an Idaho limited liability company. The Corporation is the sole managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company which is the sole member of PetIQ, LLC (“Opco”) and, through Holdings, will operate and control all of the businesses and affairs of Opco and continue to conduct the business now conducted by Opco and its subsidiaries. The Corporation’s fiscal year end is December 31.

As described in more detail in Note 4: Subsequent Events, on July 26, 2017, PetIQ completed the initial public offering of 7,187,500 shares of our Class A common stock (the “Class A common stock”) at an offering price of $16.00 per share (“IPO”).

Note 2: Summary of Significant Accounting Policies

Basis of Accounting — The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented in the financial statements because there have been no activities in this entity.

Note 3: Stockholder’s Equity

As of June 30, 2017, the Corporation was authorized to issue 1,000 shares of Common Stock, par value $0.001 per share, none of which were issued or outstanding as of June 30, 2017.

In connection with the IPO, our board of directors approved an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), which became effective on July 20, 2017.  The Amended and Restated Certificate of Incorporation authorizes the issuance of 125,000,000 shares of Class A common stock, par value $0.001, up to 8,401,521 shares of Class B common stock, par value $0.001, and 12,500,000 shares of blank check preferred stock. Shares of our Class A common stock have both economic and voting rights.  Shares of our Class B common stock have no economic rights, but do have voting rights.

Note 4:  Subsequent events

Reclassification and Contribution Transactions

In connection with the IPO, Holdco amended and restated its limited liability company agreement (the “Holdco LLC Agreement”) to, among other things, modify the capital structure of Holdco to create a single new class of units, the limited liability company interests (“LLC Interests”), which were allocated to its members, and appoint the Corporation as the sole managing member of Holdco.

Pursuant to a contribution agreement, the Sponsor Corps (ECP IV TS Investor Co., Eos TS Investor Co., and HCP-TS Blocker Corp) were contributed by their owners to the Corporation in exchange for 5,615,981 shares of Class A common stock and $30,526 aggregate principal amount of preference notes payable by PetIQ. The contribution resulted in PetIQ acquiring 1,907,858 LLC Interests for the preference notes and 5,615,981 LLC Interests for the shares of Class A common stock. The Corporation also acquired the tax attributes of the Sponsor Corps, which were recorded generally as deferred tax assets at the time of the IPO. Following the contribution, each Sponsor Corps became a wholly owned subsidiary of PetIQ.

In addition, certain employee owners exchanged their 419,102 LLC Interests in Holdco for 419,102 shares of Class A common stock and the Continuing LLC Owners (all the remaining owners of Holdco LLC Interests) sold to PetIQ 1,589,643 LLC Interests for $25,434 aggregate principal amount of preference notes payable by PetIQ.  The Continuing LLC Owners received one share of Class B common stock for each LLC Interest they will continue to hold.  As a result, the Continuing LLC Owners retain 8,268,188 LLC Interests and received the same number of shares of Class B common stock of the Corporation (the “Class B common stock”).  The Continuing LLC owners will have the right, subject to the terms of the Holdco LLC Agreement, to exchange all or a portion of their LLC interests, along with a corresponding number of shares of our Class B common stock, for newly issued shares of Class A common stock on a one-for-one basis.

Intial Public Offering:

On July 26, 2017, PetIQ completed its IPO by issuing 7,187,500 Class A common shares at a price of $16.00 per share.  Gross proceeds of $115,000, prior to underwriting discount and other offering expenses, were utilized to immediately repay $56,000 aggregate principal amount of preference notes, purchase 133,334 shares of Class B common stock from certain executives and purchase 3,556,666 newly issued LLC Interests from Holdco. Holdco utilized the proceeds from the sale of the LLC Interest to pay offering costs and expenses and for general corporate purposes.

Following the completion of the IPO:

•	the investors in the IPO collectively own 7,187,500 shares of our Class A common stock representing 33.4% of the voting power in the Corporation;
•	Certain Sponsors collectively own 5,615,981 shares of our Class A common stock, representing 26.1% of the voting power in the Corporation;
•	the Continuing LLC Owners collectively own 8,268,188 shares of our Class B common stock, representing 38.5% of the voting power in the Company; and
•	certain employee owners collectively own 419,102 shares of our Class A common stock, representing 1.9% of the voting power of the Company.

•	a total of 13,222,583 shares of our Class A Common Stock and 8,268,188 shares of our Class B common stock issued and outstanding, representing all voting shares of PetIQ.

As the sole managing member of HoldCo, we will operate and control all of the business and affairs of HoldCo and, through HoldCo and its subsidiaries, conduct our business. In addition, we will control the management of, and have a controlling interest in, HoldCo and, therefore, we will be the primary beneficiary of HoldCo. As a result, we will consolidate the financial results of Holdco pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of our net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of Continuing LLC Owners to a portion of Holdco’s net income (loss).

Equity-Based Compensation:

In connection with the IPO, the Corporation adopted the PetIQ, Inc 2017 Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives (including through an annual incentive program) may be granted to participating employees, directors, and consultants.  The Corporation reserved a total of 1,914,047 shares of Class A common stock for future issuance under the Omnibus Plan.

On July 20, 2017, the Corporation granted stock options for 804,049 shares of Class A common stock in the aggregate under the Omnibus Plan at an exercise price of $16.00 per share (the IPO price).  The options generally vest in ratable annual installments on each of the first four anniversaries of the grant date.

PetIQ, LLC

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$1,048	$767
Accounts receivable, net of allowance for doubtful accounts	31,741	17,195
Inventories	42,805	34,232
Supplier prepayments	2,028	2,985
Other current assets	1,927	1,358
Total current assets	79,549	56,537
Property, plant and equipment, net	12,562	13,044
Restricted cash and deposits	250	250
Other non-current assets	3,406	2,826
Intangible assets, net of accumulated amortization	3,699	4,054
Goodwill	4,899	4,619
Total assets	$104,365	$81,330
Liabilities and member's equity
Current liabilities
Accounts payable	$12,857	$9,333
Accrued wages payable	1,497	1,100
Accrued interest payable	156	44
Other accrued expenses	1,680	277
Current portion of long-term debt and capital leases	2,553	2,321
Total current liabilities	18,743	13,075
Non-current liabilities
Long-term debt	33,005	25,158
Obligations under capital leases, less current installments	425	434
Deferred acquisition liability	—	1,303
Other non-current liabilities	350	378
Total non-current liabilities	33,780	27,273
Commitments and contingencies
Equity
Member's equity	53,289	42,941
Accumulated other comprehensive loss	(1,425)	(1,940)
Total member's equity	51,864	41,001
Non-controlling interest	(22)	(19)
Total equity	51,842	40,982
Total liabilities and equity	$104,365	$81,330

See accompanying notes to the condensed consolidated financial statements

PetIQ, LLC

Condensed Consolidated Statements of Operations

Three and six months ended June 30,

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net sales	$87,178	$61,280	$154,207	$113,578
Cost of sales	71,227	52,319	126,056	94,845
Gross profit	15,951	8,961	28,151	18,733
Operating expenses
General and administrative expenses	9,277	8,302	16,682	16,365
Operating income	6,674	659	11,469	2,368
Interest expense	(535)	(751)	(999)	(1,652)
Foreign currency gain/(loss), net	(72)	36	(121)	(85)
Loss on debt extinguishment	—	—	—	(993)
Other income, net	3	654	—	656
Total other expense, net	(604)	(61)	(1,120)	(2,074)
Net income	6,070	598	10,349	294
Net (loss)/income attributable to noncontrolling interest	(1)	1	(3)	1
Net income attributable to member	$6,071	$597	$10,352	$293
Comprehensive income/(loss)
Net income	$6,070	$598	$10,349	$294
Foreign currency translation adjustment	374	(713)	515	(1,056)
Comprehensive income/(loss)	6,444	(115)	10,864	(762)
Comprehensive (loss)/income attributable to noncontrolling interest	(1)	1	(3)	1
Comprehensive income/(loss) attributable to member	$6,445	$(116)	$10,867	$(763)

See accompanying notes to the condensed consolidated financial statements

PetIQ, LLC

Condensed Consolidated Statements of Cash Flows

Six months ended June 30,

(Unaudited, dollars in thousands)

	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$10,349	$294
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization of intangible assets and loan fees	1,687	2,141
Loss on disposition of property	14	49
Foreign exchange loss on liabilities	149	84
Warranty settlement gain	—	(645)
Changes in assets and liabilities
Accounts receivable	(14,175)	(8,318)
Inventories	(8,473)	(8,744)
Prepaid expenses and other assets	(574)	1,261
Accounts payable	3,603	3,052
Accrued wages payable	377	(627)
Other accrued expenses	54	(230)
Net cash used in operating activities	(6,989)	(11,683)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	—
Purchase of property, plant, and equipment and intangibles	(681)	(1,130)
Net cash used in investing activities	(681)	(1,130)
Cash flows from financing activities:
Proceeds from issuance of long term debt	150,000	129,602
Principal payments on long term debt	(141,962)	(125,150)
Change in restricted cash	—	6,894
Principal payments on capital lease obligations	(56)	(41)
Payment of deferred financing fees and debt discount	(25)	(218)
Net cash provided by financing activities	7,957	11,087
Net change in cash and cash equivalents	287	(1,726)
Effect of exchange rate changes on cash and cash equivalents	(6)	(143)
Cash and cash equivalents, beginning of period	767	3,250
Cash and cash equivalents, end of period	$1,048	$1,381
Supplemental cash flow information
Interest paid	$799	$1,486
Property, plant, and equipment acquired through accounts payable	(121)	90
Capital lease additions	17	27

See accompanying notes to the condensed consolidated financial statements

Note 1 -     Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principals of Consolidation

PetIQ, LLC and Subsidiaries (the “Company”) is a manufacturer and wholesale distributor of over-the-counter and prescription pet medications and pet wellness products to various retail customers and distributors throughout the United States and Europe. The Company is headquartered in Eagle, Idaho and manufactures and distributes products from facilities in Florida, Texas, Utah, and Europe.  The Company is wholly owned by PetIQ Holdings LLC (“Holdco”).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three months ended June 30, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto included in the final prospectus for PetIQ, Inc. dated July 20, 2017 and filed with the Securities and Exchange Commission (“SEC”) on July 21, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment; allowance for doubtful accounts; the valuation of property, plant, and equipment, intangible assets and goodwill, inventories, and notes receivable; and reserves for legal contingencies.

Foreign Currencies

The Company operates subsidiaries in foreign countries who use the local currency as the functional currency.  The Company translates its foreign subsidiaries’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. The Company records gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less, excluding amounts restricted for various state licensing regulations. Restricted deposits are not considered cash and cash equivalents. The Company maintains its cash accounts in various deposit accounts, the balances of which at times exceeded federal deposit insurance limits during the periods presented.

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice.

The Company also has notes receivable due from various suppliers included in accounts receivable.  The notes bear interest at 0% to 9% and are repaid based on either amortization schedules or from certain sales to third parties.  Non-current portions of these notes receivable are included in other non-current assets on the consolidated balance sheets.

Accounts receivable consists of the following as of:

	June 30, 2017	December 31, 2016

Trade receivables	$32,948	$18,086
Notes receivable	350	440
	33,298	18,526
Less: Allowance for doubtful accounts	(965)	(498)
Non-current portion of receivables	(592)	(833)
Total accounts receivable, net	$31,741	$17,195

Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is typically determined using the first-in first-out (“FIFO”) method, however at times the Company utilizes specific identification for certain pharmaceutical products.  The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value.  In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions.  Changes in these conditions may result in additional reserves.  Major components of inventories consist of the following as of:

	June 30, 2017	December 31, 2016
Raw materials and work in progress	$5,100	$5,924
Finished goods	37,705	28,308
Total inventories	$42,805	$34,232

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization is provided using the straight-line method, based on useful lives of the assets, except for leasehold improvements and capital leased assets which are depreciated over the shorter of the expected useful life or the lease term. Depreciation and amortization expense is recorded in cost of sales and general and administrative expenses in the consolidated statements of operations, depending on the use of the asset.  The estimated useful lives of property, plant, and equipment are as follows:

Computer equipment and software	3 years
Buildings	33 years
Equipment	3-15 years
Leasehold improvements	3-9 years
Furniture and fixtures	8-10 years

Depreciation expense was $575 and $499 for the three months ended June 30, 2017, and 2016, respectively, and $1,111 and $975 for the six months ended June 30, 2017 and 2016, respectively.

Restricted Cash and Deposits

Restricted cash consists of amounts of cash required to be held by the Company’s lender in the event that normal collateral is not sufficient to allow for full borrowings on the Company’s term loan.  Refer to Note 4, Debt, for more information.

Restricted deposits are amounts required to be held by the Company in segregated accounts for various state licensing regulations in relation to the sale of regulated prescription pet medications. Restricted deposits as of June 30, 2017, and December 31, 2016 were $250 and $250, respectively.  Interest earned on restricted deposits is included in other income when earned.

Deferred Acquisition Liability

The Company has a deferred acquisition liability related to an acquisition that occurred in 2013.  The liability is denominated in Euros and requires annual payments based on a percentage of gross profit from the sales of certain products, and any amounts not repaid by the annual payments will be due in June 2018.  The current balance recorded as of June 30, 2017, and December 31, 2016 was $1,693 and $250, respectively, and is included in other accrued expenses.  The non-current portion recorded as of December 31, 2016 was $1,303, and is included in deferred acquisition liability.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered, the price is fixed or determinable and collectability is reasonably assured. The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board ("FOB") destination terms, a provision is recorded to exclude shipments estimated to be in-transit to these customers at the end of the reporting period.  A sales return allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, returned goods and other items.

The Company offers a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in-store displays.  Sales are recorded net of trade promotion spending, which is recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.  The Company’s net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives. Accruals for expected payouts under these programs are included in other accrued expenses.

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of sales, and are not billed to customers.

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $118 and $85 for the three months ended June 30, 2017 and 2016, respectively and $313 and $166 for the six months ended June 30, 2017 and 2016, respectively.  Advertising costs were $1,134 and $245 for the three months ended June 30, 2017 and 2016, respectively and $1,592 and $610 for the six months ended June 30, 2017 and 2016, respectively.

Litigation

The Company is subject to various legal proceedings, claims, litigation, investigations and contingencies arising out of the ordinary course of business. If the likelihood of an adverse legal outcome is determined to be probable and the amount of loss is estimable, then a liability is accrued in accordance with accounting guidance for contingencies.  The company consults with both internal and external legal counsel related to litigation.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients.   Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an increase in the assets and liabilities on our consolidated balance sheet.  The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and subsequently issued several related Accounting Standards Updates (“ASUs”) (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 will be effective commencing with our quarter ending March 31, 2018. We currently anticipate adopting Topic 606 using the modified retrospective transition approach that may result in a cumulative adjustment to beginning retained earnings as of January 1, 2018.  Based on the analysis to date, the Company expects the new standard will require accelerated recognition of trade promotions and customer incentives.  These transactions are currently recognized at the later of the sale of goods or agreement, however under the new standard the Company will estimate incentives to be offered to customers as part of the sales price.  The Company does not expect the change to be material.  The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and provide specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP. This ASU will be effective commencing with our quarter ending March 31, 2018. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory "at the lower of cost or net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this standard in first quarter of 2017 did not have a material effect on our financial statements.

In March 2016, the FASB issued ASU” No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU No. 2016-09 simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2016, and interim periods beginning in the first interim period within the year of adoption. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted the provisions of this standard effective January 1, 2017.  The Company elected to continue to recognize estimated forfeitures over the term of the awards. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.

Note 2 -     Debt

The Company entered into a new credit agreement (“New Credit Agreement”) on December 21, 2016.  This agreement fully repaid and terminated the A&R Credit Agreement described below. The New Credit Agreement provides for secured financing of $50,000 in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45,000 revolving credit facility (“Revolver”) maturing on December 16, 2019; and

(ii) $5,000 term loan (“Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2016, the Company had $5,000 outstanding as Term Loans and $22,473 outstanding under the Revolver. The interest rate on the Term Loans was 4.25% and the interest rate on the Revolver was also 4.25%, both were Base Rate loans.

As of June 30, 2017, the Company had $3,958 outstanding as Term Loans and $31,554 outstanding under the Revolver. The interest rate on the Term Loans was 4.75% and the interest rate on the Revolver was also 4.75%, both were Base Rate loans.  The Revolver contains a lockbox mechanism.

The New Credit Agreement contains certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of June 30, 2017, the Company was in compliance with these covenants.

On March 16, 2015, the Company entered into a $40,000 credit facility (“Credit Agreement”), comprised of a $33,000 in aggregate principal amount of term loans and $7,000 revolving credit facility. Borrowings under the agreement were subject to certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target, both measured on a quarterly basis beginning in the first quarter of 2016. The Company remained in compliance with these covenants for the duration of the agreement.

The Company refinanced its credit facility in March 2016 with an amended and restated credit agreement (“A&R Credit Agreement”). The A&R Credit Agreement provided for secured financing of $48,000 in the aggregate, consisting of:

(i) $3,000 in aggregate principal amount of term loans maturing on December 31, 2016;

(ii) $20,000 in aggregate principal amount of term loans maturing on March 16, 2018; and

(iii) a $25,000 revolving credit facility maturing on March 16, 2018.

The following represents the Company’s long term debt as of:

	June 30, 2017	December 31, 2016
Term Loans	$3,958	$5,000
Revolving credit facility	31,554	22,473
Net discount on debt and deferred financing fees	(53)	(92)
	$35,459	$27,381
Less current maturities of long-term debt	(2,454)	(2,223)
Total long-term debt	$33,005	$25,158

Future maturities of long term debt, excluding the net discount on debt and deferred financing fees, as of June 30, 2017, are as follows:

2017	$1,250
2018	2,708
2019	31,554

The Company incurred debt issuance costs of $218 related to the A&R Credit Agreement during the first six months of 2016. The debt transaction resulted in a loss on debt extinguishment of $993, which included the write off of unamortized debt issuance costs and debt discount, early termination fees, and legal costs.

Note 3 -     Leases

The Company leases certain real estate, both office and production facilities, as well as equipment from third parties. Lease expiration dates are between 2019 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Approximate annual future commitments under non-cancelable leases as of June 30, 2017, consist of the following:

	Lease Obligation
	Operating Leases	Capital Leases
Reminder of 2017	$858	$53
2018	1,703	106
2019	596	103
2020	45	88
2021	28	87
Thereafter	81	105
Total minimum future obligations	$3,311	$542
Less current capital lease obligations		(99)
Long-term capital lease obligations		$443

The net book value of assets under capital lease was $878 and $775 as of June 30, 2017 and December 31, 2016, respectively. Total operating lease expense for the three and six months ended June 30, 2017 and 2016 totaled $449, and $378, and $909 and $778, respectively.

Note 4 -     Income Taxes

The Company is a limited liability company, and the majority of our businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation.  The income taxes with respect to these operations are payable by our member.  The Company makes cash distributions to permit the member to pay these taxes as needed by the member’s tax situation.  In the three and six months ended June 30, 2017 and 2016, the Company did not make any cash distributions.

The Company’s income tax provision generally consists of income taxes payable by our separate subsidiaries that are taxed as corporations.  As of June 30, 2017, and December 31, 2016, the taxable foreign subsidiaries had $452 and $482, respectively of deferred tax assets.  The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

Note 5 -     Customer Concentration

The Company has significant exposure to customer concentration. During the three and six months ended June 30, 2017 and 2016, three customers accounted for more than 10% of sales individually. In total for the three months ended June 30, 2017 and 2016, the three customers accounted for 62% and 75% of net sales, respectively. In total for the six months ended June 30, 2017 and 2016, the three customers accounted for 60% and 72% of net sales, respectively. At June 30, 2017 and December 31, 2016 three and four customers, respectively, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 52% and 60%, respectively, of outstanding trade receivables, net. The customers are customers of the domestic segment.

Note 6 -     Commitments and Contingencies

Litigation Contingencies

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer has filed a motion for preliminary injunction, though no hearing has been set on that motion.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM and to us.  The case is presently scheduled for trial in February 2019.

The Company records a liability when a particular contingency is probable and estimable.  However, the Company has not accrued for any contingency at June 30, 2017 and December 31, 2016, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Note 7 -     Segments

The Company has two operating segments, and thus two reportable segments, which are the procurement, packaging, and distribution of pet health and wellness products in the Domestic markets (U.S. and Canada) and in the International markets (primarily Europe). The determination of the operating segments is based on the level at which the chief operating decision maker reviews discrete financial information to assess performance and make resource allocation decisions, which is done based on these two geographic areas.

Financial information relating to the Company’s operating segments for the three and six months ended:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Sales
Domestic	$85,857	$60,095	$151,767	$111,279
International	1,321	1,185	2,440	2,299
Net Sales	87,178	61,280	154,207	113,578
Gross Profit
Domestic	$15,375	$8,493	$27,100	$17,759
International	576	468	1,051	974
Gross Profit	15,951	8,961	28,151	18,733
General and administrative expenses
Domestic	$8,819	$7,840	$15,768	$15,469
International	458	462	914	896
General and administrative expenses	9,277	8,302	16,682	16,365
Operating income
Domestic	$6,556	$653	$11,332	$2,290
International	118	6	137	78
Operating income	6,674	659	11,469	2,368

Note 8 -     Subsequent Events

Subsequent to June 30, 2017, the Company’s successor for financial reporting purposes (PetIQ Inc., “PetIQ”) completed an Initial Public Offering of its Class A common stock (“IPO”). In connection with the IPO, the Company amended and restated its limited liability company agreement (the “LLC Agreement”) to, among other things, modify the capital structure of the Company to create a single new class of units, the limited liability company interests (“LLC Interests”), which were allocated to its members, and appoint PetIQ as the sole managing member of the Company.

Pursuant to a contribution agreement, the Sponsor Corps (ECP IV TS Investor Co., Eos TS Investor Co., and HCP-TS Blocker Corp) were contributed by their owners to PetIQ in exchange for 5,615,981 shares of Class A common stock and $30,526 aggregate principal amount of preference notes payable by PetIQ. The contribution resulted in PetIQ acquiring 1,907,858 LLC Interests for the preference notes and 5,615,981 LLC Interests for the shares of Class A common stock. PetIQ also acquired the tax attributes of the Sponsor Corps, which were recorded generally as deferred tax assets at the time of the IPO.  Following the contribution, each Sponsor Corps became a wholly owned subsidiary of PetIQ.

In addition, certain employee owners exchanged their 419,102 LLC Interests for 419,102 shares of Class A common stock and the Continuing LLC Owners (all the remaining owners of Holdco LLC Interests) sold to PetIQ 1,589,643 LLC Interests for $25,434 aggregate principal amount of preference notes payable by PetIQ.  The Continuing LLC Owners received one share of Class B common stock for each LLC Interest they will continue to hold.  As a result, the Continuing LLC Owners retain 8,268,188 LLC Interests and received the same number of shares of Class B common stock of PetIQ (the “Class B common stock”).  The Continuing LLC owners will have the right, subject to the terms of the LLC Agreement, to exchange all or a portion of their LLC interests, along with a corresponding number of shares of Class B common stock, for newly issued shares of Class A common stock on a one-for-one basis.

Gross proceeds of $115,000, prior to underwriting discount and other offering expenses were utilized to immediately repay $56,000 aggregate principal amount of preference notes, purchase 133,334 shares of Class B common stock from certain executives and purchase 3,556,666 newly issued LLC Interests from the Company. The Company utilized the proceeds from the sale of the LLC Interest to pay offering costs and expenses and for general corporate purposes.

As the sole managing member of the Company, PetIQ will operate and control all of the business and affairs of the Company and, through the Company and its subsidiaries, conduct its business. In addition, PetIQ will control the management of, and have a controlling interest in, the Company and, therefore, will be the primary beneficiary of the Company. As a result, PetIQ will consolidate the financial results of the Company pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of PetIQ’s net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of Continuing LLC Owners to a portion of the Company’s net income (loss).

Additionally, subsequent to June 30, 2017, the Company purchased a commercial office building in Eagle, Idaho for use as a corporate headquarters.  The purchase price was $2,400, and the Company financed the purchase with a mortgage of $2,000 at a 4.5% interest rate.  The Company intends to improve the building during the third quarter, and relocate its corporate headquarters to the building once those improvements are completed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements for the year ended December 31, 2016 and related notes included in the final prospectus for PetIQ, Inc., dated July 20, 2017 and filed with the Securities and Exchange Commission (the “SEC”) on July 21, 2017. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “-Cautionary Note Regarding Forward-Looking Statements.”

Our Business

Overview

PetIQ is a  rapidly growing pet health and wellness company providing convenient access and affordable choices to a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. Through our retail relationships, we encourage pet owners to regularly visit their veterinarian and educate them about the importance of veterinarian-grade products.

PetIQ is a distributor and manufacturer of veterinarian-grade pet prescription (“Rx”) medications, over-the-counter (“OTC”) flea and tick preventatives and health and wellness products for dogs and cats. We pioneered and are the leading seller to the retail channel of veterinarian-recommended pet products. We enable our customers to provide pet owners choice, affordability and convenience on a large portfolio of veterinarian-recommended products.  Pet owners are shifting their retail purchases from less effective products, previously the only products available in the retail channel, to the premium veterinarian-grade products that we sell. Pet owners, particularly those making limited or no visits to a veterinary clinic, can now purchase veterinarian-grade products at retail stores they visit regularly.  We believe we are well positioned to capitalize on these changes in consumer behavior because of our category leadership, broad product portfolio, value proposition and strong customer relationships.

We sell our products through the following retail channels: mass, food and drug, clubs, pet specialty, pharmacies and, recently, e-commerce.  A majority of our net sales is to national retailers, such as Walmart, Sam’s Club, Costco, PetSmart, Petco, Kroger, Target and BJ’s Wholesale Club, among others.  Our largest retail customers, Walmart and Sam’s Club, accounted for 32% and 16%, respectively, of our second quarter 2017 net sales.

PetIQ’s Rx medication success has been powered by on-time delivery of a full suite of prescription medications to our retail and human pharmacy partners.  We have provided pharmacies access to leading Rx pet medications while limiting pharmacy inventory costs with 24-hour deliver across the United States. We serve more than 40,000 retail pharmacy locations, with same and/or next-day service in mass retail, club and independent pharmacies.

Our sales occur predominantly in the U.S. and Canada. Approximately 98% of our six months ended June 30, 2017 and fiscal 2016 net sales were generated from customers located in the United States and Canada, with the remaining sales generated from other foreign locations. We have two reporting segments: (i) U.S. and Canada; and (ii) other. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.  In our judgment, because our operations in the U.S. and Canada comprise 98% of our net sales, it is appropriate to view our operations as a whole, which is the approach we follow in throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Components of our Results of Operations

Net Sales

Our net sales consist of our total sales net of product returns, allowances (discounts), trade promotions and incentives. We offer a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in-store displays. We recognize revenue when persuasive evidence of an arrangement exists, in accordance with the terms of our contracts, which generally occurs upon shipment of product, when the price is fixed or determinable and when collectability is reasonably assured. These trade promotions are used to increase our aggregate net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

Historically, our net sales have primarily been driven by our distribution of leading third-party brand pet Rx medications and OTC brands; however, sales of our own proprietary value-branded products, including health and wellness products, have increasingly become an important component of our growth in net sales and margin. Our strategy has been, and will continue to be, to increase our net sales by anticipating retailers’ and consumers’ needs and determining if we can profitably provide products to fill those needs. Then, we secure the products through our expansive supplier networks and distribute to our key retailers. Next, we broaden distribution to other retailers and eventually develop our own proprietary value-branded version of the product that we can sell, at higher margin and at lower pricing, to the retailers that originally purchased the distributed product. This provides our retail customers and pet owners a meaningful choice between the leading brand and a value-branded alternative.

Key factors that may affect our future sales growth include: new product introductions; expansion into e-commerce and other customer bases; the willingness of retail stores and pharmacies to carry our product lines and to maintain pricing levels necessary for profitability; aggressive pricing by our competitors; and whether we can maintain and develop positive relationships with key retail customers, such as Walmart and Sam’s Club.

While most of our products are sold consistently throughout the year, we experience seasonality in the form of increased retailer demand for our flea and tick product offerings in the first two quarters of the year in preparation for increased consumer demand during the summer months.

Our products are primarily consumables and, as such, they experience a replenishment cycle.

Gross Profit

Gross profit is our net sales less cost of sales. Our cost of sales consists primarily of costs of raw goods, packaging materials, manufacturing and purchasing the products we sell, shipping and handling costs and costs associated with our warehouses and distribution network. Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. Since our inception in 2010, we have worked closely with our contract manufacturers to negotiate lower costs through increased volume of purchases and price negotiations. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven largely by whether we source the product direct from the manufacturer or a licensed distributor. Increasingly, PetIQ sources distributed brands direct from the manufacturer or from licensed distributors.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs and consulting fees. General and administrative expenses as a percentage of net sales have decreased from 14.4% in the six months of 2016 to 10.8% in the first six months of 2017, primarily driven by increasing net sales flat expenses. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. In addition, we expect that as a result of our IPO, there will be an increase in our general and administrative expenses each year as a result of the additional reporting and compliance costs associated with being a public reporting company. Litigation resulted in legal expenses of and $3.2 million in the first six months of 2016. We have had no material litigation-related expenses in 2017.

Our advertising and marketing expenses primarily consist of national television media, digital marketing, social media and loyalty programs geared towards building brand awareness and the value of our proprietary value-branded offerings. These expenses may vary from quarter to quarter but typically they are higher in the second and third quarters, during the flea and tick season. We expect our marketing and advertising expenses to decrease as a percentage of net sales as we continue to concentrate campaigns to relevant markets, as well as shift spending towards in-store marketing and customer trade-supported programs.

As noted above, we experience seasonality in the form of increased demand for our flea and tick product offerings in the first two quarters of the year in preparation for the spring and summer seasons and, as a result, the sales and merchandizing expenses component of our general and administrative expenses generally increases in the second and third quarters due to promotional spending relating to our flea and tick product lines.

To continue to grow our pet Rx medications, OTC medications and health and wellness products, we invest in R&D on an ongoing basis. In addition to our own in-house R&D innovation specialists, we have also leveraged our market position to emerge as an attractive partner for outside R&D scientists developing new products and technologies in the pet health and wellness field. As our proprietary value-branded product lines continue to expand, we expect our R&D costs, and therefore our general and administrative expenses, could increase in the immediate future, but not necessarily as an overall percentage of net sales.

Net Income (Loss)

Our net income (loss) for future periods will be affected by the various factors described above. In addition, our historical results benefit from insignificant income taxes due to our status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three months ended		% of Net sales		Six months ended		% of Net sales
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$87,178	$61,280	100.0%	100.0%	$154,207	$113,578	100.0%	100.0%
Cost of sales	71,227	52,319	81.7%	85.4%	126,056	94,845	81.7%	83.5%
Gross profit	15,951	8,961	18.3%	14.6%	28,151	18,733	18.3%	16.5%
Operating expenses
General and administrative expenses	9,277	8,302	10.6%	13.5%	16,682	16,365	10.8%	14.4%
Operating income	6,674	659	7.7%	1.1%	11,469	2,368	7.4%	2.1%
Interest expense	(535)	(751)	(0.6)%	(1.2)%	(999)	(1,652)	(0.6)%	(1.5)%
Foreign currency (loss)/gain, net	(72)	36	(0.1)%	0.1%	(121)	(85)	(0.1)%	(0.1)%
Loss on debt extinguishment	—	—	—%	—%	—	(993)	—%	(0.9)%
Other income, net	3	654	0.0%	1.1%	—	656	—%	0.6%
Total other expense, net	(604)	(61)	(0.7)%	(0.1)%	(1,120)	(2,074)	(0.7)%	(1.8)%
Net income	6,070	598	7.0%	1.0%	10,349	294	6.7%	0.3%

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Net sales

Net sales increased $25,898, or 42.3%, to $87,178 for the three months ended June 30, 2017, compared to $61,280 for the three months ended June 30, 2016. Increase was driven new customer sales of $7,391, with the rest of the growth attributable to existing customers.

Additionally, new items accounted for approximately $8,891 of the increased sales to all customers.

Gross profit

Gross profit increased by $6,990, or 78.0%, to $15,951 for the three months ended June 30, 2017, compared to $8,961 for the three months ended June 30, 2016.  Increase is due to the significant sales growth as well as gross margin increases on improved economies of scale and product mix.  Gross margin increased to 18.3% for the three months ended June 30, 2017, from 14.6% for the three months ended June 30, 2016.

General and administrative expenses

Selling, general, and administrative expenses were $9,277 for the three months ended June 30, 2017, an increase of $975 or 11.7%, from $8,302 for the three months ended June 30, 2016. The increase reflects:

•	increased advertising expenses related to more products and customers;
•	increase in compensation expense due to increased sales volume as well as improved operations requiring increased incentive compensation accruals; and
•	offset by decreases in legal defense costs due to termination of litigation in 2016.

Interest expense, Net

Interest expense, net decreased $216, or 28.8%, to $535 for the three months ended June 30, 2017, compared to $751 for the three months ended June 30, 2016. This decrease was driven by the new debt agreement which reduced interest rates and provided more flexibility on borrowings.

Net Income

As a result of the factors above, net income increased $5,472 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Net sales

Net sales increased $40,629, or 35.8%, to $154,207 for the six months ended June 30, 2017, compared to $113,578 for the six months ended June 30, 2016. Increase was driven by sales to new customers of 12,599, with the remainder of the growth related to existing customers.

Additionally, new products accounted for approximately $18,270 of the growth to all customers.

Gross profit

Gross profit increased by $9,418, or 50.3%, to $28,151 for the six months ended June 30, 2017, compared to $18,733 for the six months ended June 30, 2016.  Increase is due to increase in net sales, as well as improvement in gross margin.  Gross margin increased to 18.3% for the six months ended June 30, 2017, from 16.5% for the six months ended June 30, 2016 driven by economies of scale in certain products as well as product mix.

General and administrative expenses

General and administrative expenses were $16,682 for the six months ended June 30, 2017, up $317, or 1.9%, from $16,365 for the six months ended June 30, 2016. The increase reflects:

•	Increased advertising and merchandising costs as part of growing sales, plus:
•	Increased compensation due to increased sales volume as well as improved operations requiring increased incentive compensation accruals; offset by:
•	Reduction in legal defense costs due to terminated litigation in 2016.

Interest expense, net

Interest expense, net, decreased $653, or 39.5%, to $999 for the six months ended June 30, 2017, compared to $1,652 for the six months ended June 30, 2016. This decrease was driven by the new debt agreement, which reduced interest rates and provided more flexibility with the reduction of the term loan and increase in the revolving credit facility.

Other income, Net

Other income, net, decreased $656 in the six months ended June 30, 2017 compared to 2016.  This is due to a warranty claim settlement entered into with a seller of a business purchased by the Company in previous years.  The settlement called for a reduction in the Company’s deferred acquisition liability.

Net Income

As a result of the factors above, net income increased $10,055, to net income of $10,349 for the six months ended June 30, 2017, compared to net income $294 for the six months ended June 30, 2016.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA plus loss on debt extinguishment, litigation expenses, costs associated with becoming a public company, and a supplier receivable write-off. Adjusted EBITDA adjusts for transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management: (i) as a factor in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

The Company presents EBITDA because it is a necessary component for computing Adjusted EBITDA. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by these or other unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA and Adjusted EBITDA in the same manner.

Our management does not, and you should not, consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA does not reflect the interest expenses, or the cash requirements necessary to service interest or principal payments, on our debts;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing core operations; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliations of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$6,070	$598	$10,349	$294
Plus
Depreciation	$575	$499	$1,111	$975
Amortization	261	272	521	544
Interest	535	751	999	1,652
EBITDA	$7,441	$2,120	$12,980	$3,465
Loss on extinguishment and related costs(1)	—	—	—	993
Management fees(2)	196	181	386	300
Litigation expenses(3)	—	1,836	—	3,185
Adjusted EBITDA	$7,637	$4,137	$13,366	$7,943

(1)	Loss on debt extinguishment reflects costs relating to the refinancing of our prior credit facility, including a write-off of unamortized loan fees, legal fees and termination fees.
(2)

Represents annual fees paid pursuant to our management agreements with Eos, Highland and Labore. The management agreements will terminate in connection with an initial public offering; however, we will pay fees to members of our board of directors following the offering.

(3)	These litigation expenses relate to cases involving the Company that were favorably resolved in the second quarter of 2016.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of June 30, 2017 and December 31, 2016, our cash and cash equivalents were $1,048 and $767 respectively. As of June 30, 2017, we had $3,958 outstanding Term Loans, $31,554 outstanding under the revolving credit facility, both at 4.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increased net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30, 2017 and December 31, 2016, we had working capital (current assets less current liabilities) of $60,806 and $43,462, respectively.

On July 26, 2017, we closed the initial public offering (the “IPO”) of 7,187,500 Class A common shares at a price of $16.00 per share.  Gross proceeds of $115,000, prior to underwriting discount and other offering expenses were utilized to immediately repay $56,000 aggregate principal amount of preference notes, purchase 133,334 shares of Class B common stock from certain executives and purchase 3,556,666 newly issued limited liability company interests (“LLC Interests”) from PetIQ Holdings, LLC (“Holdco”). Holdco utilized the proceeds from the sale of the LLC Interest to pay offering costs and expenses with approximately $44.4 million in net proceeds available for general corporate purposes.  As a public company, additional future liquidity needs will include public company costs, the payment of any cash dividends declared by our board, tax distributions to certain Continuing LLC Owners as required by the Holdco LLC agreement, and tax payments to Federal and State governments.  Our predecessor for financial reporting purposes, PetIQ, LLC, did not make distributions or incur taxes as a pass through entity.

We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our credit facility will be adequate to meet our operating, investing, and financing needs for the foreseeable future. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $6,989 the six months ended June 30, 2017, compared to $11,683 for the six months ended June 30, 2016. The increase in operating cash flows primarily reflects improved net income, offset by increased use of cash for working capital.  Working capital uses are driven by increased accounts receivable resulting from our growing sales and increased inventory levels associated with the seasonality of the business.  Net changes in assets and liabilities accounted for $19,188 use of cash for the six months ended June 30, 2017 compared to $13,606 use of cash for the six months ended June 30, 2016.

Cash used in Investing Activities

Net cash used in investing activities was $681 for the six months ended June 30, 2017, compared to $1,130 for the six months ended June 30, 2016. The decrease in net cash used in investing activities is a result of lower capital expenditures, the Company had no significant growth expenditures in the period.

Cash provided by Financing Activities

Net cash provided by financing activities was $7,957 for the six months ended June 30, 2017 compared to $11,087 in cash provided by financing activities for the six months ended June 30, 2016.  This decrease in cash provided by financing activities is driven by less capital needed to be drawn from the Company’s financing arrangements to finance working capital.

Description of Indebtedness

The Company entered into a new credit agreement (“New Credit Agreement”) on December 21, 2016.  This agreement fully repaid and terminated the A&R Credit Agreement described below. The New Credit Agreement provides for secured financing of $50,000 in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45,000 revolving credit facility (“Revolver”) maturing on December 16, 2019; and

(ii) $5,000 term loan (“Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2016, the Company had $5,000 outstanding as Term Loans and $22,473 outstanding under the Revolver. The interest rate on the Term Loans was 4.25% and the interest rate on the Revolver was also 4.25%, both were Base Rate loans.

As of June 30, 2017, the Company had $3,958 outstanding as Term Loans and $31,553 outstanding under the Revolver. The interest rate on the Term Loans was 4.75% and the interest rate on the Revolver was also 4.75%, both were Base Rate loans.  The Revolver contains a lockbox mechanism.

The New Credit Agreement contains certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of June 30, 2017, the Company was in compliance with these covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2017, we had variable rate debt of approximately $35,511 under our New Credit Agreement. An increase of 1% would have increased our interest expense for the three and six months ended June30, 2017 by approximately $97 and $205, respectively.

Item 4.   Controls and Procedures.

Internal Control over Financing Reporting

As we are an emerging growth company and a newly public company, we have not prepared a formal management’s report on internal control over financial reporting, as would otherwise be required by Section 404 of the Sarbanes-Oxley Act of 2002, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date in our condensed consolidated financial statements. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be subject to management’s assessment regarding internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2018 and we will not be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting until the filing of our first Annual Report on Form 10-K after we lose emerging growth company status.  We will remain an emerging growth company until the earliest to occur of: the last day of the year in which we have $1.07 billion or more in annual net sales, the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the last day of our most recently completed second quarter; the issuance, in any three-year period, by us of more than $1 billion in non-convertible debt securities; or December 31, 2022.  Accordingly, this Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions.  Examples of forward-looking statements include, without limitation:

•	statements regarding our strategies, results of operations or liquidity;
•	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
•	statements of management’s goals and objectives; and
•	assumptions underlying statements regarding us or our business.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to achieve or sustain profitability; competition from veterinarians and others in our industry; failure of the Fairness to Pet Owners Act of 2017 to become law; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to successfully grow our business through acquisitions; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; risks related to our international operations; our ability to keep and retain key employees; and the risks set forth under the “Risk Factors’ section of the final prospectus for PetIQ, Inc., dated July 20, 2017, and filed with the SEC on July 21, 2017.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.  The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Consequently, you should not place undue reliance on forward-looking statements.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation described in Note 8 of the previous financial statements, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the final prospectus for PetIQ, Inc., dated July 20, 2017, and filed with the SEC on July 21, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 26, 2017 we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-218955) which was declared effective on July 20, 2017.

Under the Registration Statement, we sold 7,187,500 shares of our Class A common stock at a price of $16.00 per share.  This included 937,500 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters.  Jefferies, LLC and William Blair & Company, L.L.C. acted as joint book-running managers for the offering.  Oppenheimer & Co., Inc., Raymond James & Associates, Inc., and SunTrust Robinson Humphrey, Inc., acted as co-managers for the offering.   The offering commenced on July 20, 2017 and did not terminate before all of the securities registered in the registration statement were sold.  We received gross proceeds of approximately $115.00 million, which were used to (i) pay off preference notes in the aggregate amount of $56.0 million and (ii) purchase 3,556,666 newly issued LLC Interests from Holdco at a purchase price per interest equal to $16.00 per unit. We caused Holdco to use the proceeds from the sale of the LLC interests to (i) pay the underwriting discounts and commissions in connection with the offering, (ii) pay fees and expenses of approximately $4.5 million in connection with the offering and (iii) to utilize $44.4 million for general corporate purposes.  No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The proceeds of the offering included the repayment of preference notes and/or the repurchase of shares of Class B common stock, resulting in the following payments made to us by directors, officers or persons owning 10% or more of our voting stock:

10% Stockholders	Amount of Preference Notes Repaid	Amount of Repurchase of Class B common stock (at a price of $16.00 per share)	Total
Eos Funds(1)	$ 29,489,718	—	$ 29,489,718
Executive Officers and Directors
McCord Christensen	$ 2,133,333	$ 1,066,672	$ 3,200,005
Scott Adcock	$ 2,133,333	$ 1,066,672	$ 3,200,005
Mark First(1)	$ 29,489,718	—	$ 29,489,718

(1)

Includes $24,820,498 amount of preference notes paid to Eos Capital Partners IV, L.P. and $4,669,220 aggregate principal amount of preference notes paid to Eos Partners, L.P.  Mark First is the Managing Director of Eos Management.

There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on July 21, 2017.

Item 5. Other Information.

On August 11, 2017, John Newland was granted a $1,000,000 cash bonus as a result of his efforts in connection with the Company’s successful IPO. The bonus will be paid in a cash lump sum on August 15, 2017 and will be treated as an IPO expense for accounting purposes.

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

August 14, 2107	/s/ John Newland
John Newland
Chief Financial Officer