Form 10-Q
period 2017-09-30
PetIQ, Inc.
filed 2017-11-09
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes   ☒ No

As of November 8, 2017, we had 13,222,583 shares of Class A common stock and 8,268,188 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$46,536	$767
Accounts receivable, net of allowance for doubtful accounts	24,841	17,195
Inventories	34,654	34,232
Supplier prepayments	2,251	2,985
Other current assets	1,471	1,358
Total current assets	109,753	56,537
Property, plant and equipment, net	14,865	13,044
Restricted deposits	200	250
Deferred tax assets	9,707	—
Other non-current assets	1,932	2,826
Intangible assets, net of accumulated amortization	3,522	4,054
Goodwill	5,063	4,619
Total assets	$145,042	$81,330
Liabilities and member's equity
Current liabilities
Accounts payable	$11,860	$9,333
Accrued wages payable	1,691	1,100
Accrued interest payable	112	44
Other accrued expenses	2,266	277
Current portion of long-term debt and capital leases	145	2,321
Total current liabilities	16,074	13,075
Non-current liabilities
Long-term debt	19,928	25,158
Obligations under capital leases, less current installments	403	434
Deferred acquisition liability	—	1,303
Other non-current liabilities	336	378
Total non-current liabilities	20,667	27,273
Commitments and contingencies
Equity
Members equity	—	42,941
Additional Paid-in capital	71,192	—
Class A common stock, par value $.001 per share, 125,000,000 shares authorized, 13,222,583 shares issued and outstanding September 30, 2017	13	—
Class B common stock, par value $.001 per share, 8,401,000 shares authorized, 8,268,188 shares issued and outstanding at September 30, 2017	8	—
Accumulated deficit	(226)	—
Accumulated other comprehensive loss	(684)	(1,940)
Total stockholders' / member's equity	70,303	41,001
Non-controlling interest	37,998	(19)
Total equity	108,301	40,982
Total liabilities and equity	$145,042	$81,330

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and nine months ended September 30,

(Unaudited, dollars in thousands, except for per share amounts)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net sales	$60,554	$41,671	$214,761	$155,249
Cost of sales	48,037	35,511	174,093	130,356
Gross profit	12,517	6,160	40,668	24,893
Operating expenses
General and administrative expenses	10,739	7,942	27,421	24,307
Operating income (loss)	1,778	(1,782)	13,247	586
Interest expense, net	(352)	(737)	(1,351)	(2,389)
Foreign currency gain/(loss), net	(31)	2	(152)	(83)
Loss on debt extinguishment	—	—	—	(993)
Other income, net	14	5	14	661
Total other expense, net	(369)	(730)	(1,489)	(2,804)
Pretax net income (loss)	1,409	(2,512)	11,758	(2,218)
Income tax expense	(550)	—	(550)	—
Net income (loss)	859	(2,512)	11,208	(2,218)
Net income (loss) attributable to noncontrolling interest	1,085	(2,512)	11,434	(2,218)
Net loss attributable to PetIQ, Inc.	$(226)	$—	$(226)	$—
Comprehensive income/(loss)
Net income (loss)	$859	$(2,512)	$11,208	$(2,218)
Foreign currency translation adjustment	314	(351)	829	(1,407)
Comprehensive income/(loss)	1,173	(2,863)	12,037	(3,625)
Comprehensive income attributable to noncontrolling interest	1,206	(2,863)	12,070	(3,625)
Comprehensive loss attributable to member/PetIQ, Inc.	$(33)	$—	$(33)	$—
Net loss per share attributable to PetIQ, Inc. Class A common stock(1)
-Basic	$(0.02)	—	$(0.02)	—
-Diluted	$(0.02)	—	$(0.02)	—
Weighted Average shares of Class A common stock outstanding
-Basic	13,222,583	—	13,222,583	—
-Diluted	13,222,583	—	13,222,583	—

(1)	Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 5 – Earnings per share.

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income	$11,208	$(2,218)
Adjustments to reconcile net income to net cash used for operating activities
Depreciation and amortization of intangible assets and loan fees	2,725	2,885
Loss on disposition of property	14	52
Foreign exchange loss on liabilities	204	52
Stock based compensation expense	246	—
Deferred tax adjustment	351	—
Warranty settlement gain	—	(645)
Changes in assets and liabilities
Accounts receivable	(7,257)	(882)
Inventories	(316)	(2,015)
Prepaid expenses and other assets	1,137	3,663
Accounts payable	1,797	(1,125)
Accrued wages payable	570	(940)
Other accrued expenses	287	(163)
Net cash provided by (used in) operating activities	10,966	(1,336)
Cash flows from investing activities
Purchase of property, plant, and equipment and intangibles	(3,558)	(1,604)
Net cash used in investing activities	(3,558)	(1,604)
Cash flows from financing activities:
Proceeds from issuance of long term debt	206,020	167,052
Principal payments on long term debt	(213,522)	(172,785)
Proceeds from Initial Public Offering (IPO) of Class A Shares, net of underwriting discounts and offering costs	104,010	—
Repayment of Preference notes	(55,960)	—
Change in restricted cash and deposits	50	6,894
Purchase of LLC units from Continuing LLC Owners	(2,133)	—
Principal payments on capital lease obligations	(86)	(62)
Payment of deferred financing fees and debt discount	(42)	(248)
Net cash provided by financing activities	38,337	851
Net change in cash and cash equivalents	45,745	(2,089)
Effect of exchange rate changes on cash and cash equivalents	24	(206)
Cash and cash equivalents, beginning of period	767	3,250
Cash and cash equivalents, end of period	$46,536	$955
Supplemental cash flow information
Interest paid	$1,116	$2,150
Property, plant, and equipment acquired through accounts payable	(53)	(46)
Capital lease additions	17	127
Issuance of preference notes for LLC Interests	55,960	—
Establishment of deferred tax asset from step-up in basis	9,814	—
Accrued tax distribution	709	—

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Members/Stockholders Equity

(Unaudited, dollars in thousands)

			Accumulated
		Retained	Other							Total
		Earnings/	Comprehensive					Additional		Stockholders
	Members	(Accumulated	(Loss)					Paid-in	Noncontrolling	Equity/
	Equity	Deficit)	Income	Class A Common		Class B Common		Capital	Interest	Members Equity
				Shares	Dollars	Shares	Dollars
Balance - January 1, 2016	$46,339	$—	$(42)	—	$—	—	$—	$—	$(22)	$46,275
Net loss	(3,398)	—	—	—	—	—	—	—	3	(3,395)
Other comprehensive income	—	—	(1,898)	—	—	—	—	—	—	(1,898)
Balance - December 31, 2016	$42,941	$—	$(1,940)	—	$—	—	$—	$—	$(19)	$40,982
Net Income prior to IPO	11,161	—	—	—	—	—	—	—	(4)	11,157
Other comprehensive income prior to IPO	—	—	515	—	—	—	—	—	—	515
Accrued tax distribution prior to recapitalization	(511)	—	—	—	—	—	—	—	—	(511)
Recapitalization transaction:										—
Issuance of Class A common stock for merger	—	—	—	6,035,083	6	—	—	—	—	6
Exchange of LLC Interests held by Continuing LLC owners and certain employees for Class A common stock	(53,591)	—	668	—	—	—	—	28,497	24,426	—
Issuance of Class B Shares	—	—	—	—	—	8,401,522	8	—	—	8
Initial Public Offering transactions
Issuance of Class A Shares for IPO net of under writing discounts and offering costs	—	—	—	7,187,500	7	—	—	104,003	—	104,010
Payment of preference notes to affiliates	—	—	—	—	—	—	—	(55,960)	—	(55,960)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	—	—	—	9,814	—	9,814
Purchase of noncontrolling interests	—	—	(120)	—	—	(133,334)	(0)	(15,313)	13,300	(2,133)
Accrued Tax Distributions	—	—	—	—	—	—	—	—	(198)	(198)
Stock based compensation expense	—	—	—	—	—	—	—	151	95	246
Other comprehensive income post IPO	—	—	193	—	—	—	—	—	121	314
Net (loss) Income post IPO	—	(226)	—	—	—	—	—	—	277	51
Balance - September 30, 2017	$—	$(226)	$(684)	13,222,583	$13	8,268,188	$8	$71,192	$37,998	$108,301

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

$’s in 000’s, except for per share amounts

Note 1 -     Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ, Inc. (the “Company”, or “PetIQ”) was formed as a Delaware corporation on February 29, 2016. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of PetIQ, LLC, an Idaho limited liability company. The Company is the sole managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, will operate and control all of the business and affairs of Opco and continue to conduct the business now conducted by Opco and its subsidiaries. The Company’s fiscal year end is December 31.

The Company’s principal asset is the Holdco LLC Interests that it holds. As the sole managing member of Holdco, the Company operates and controls all of the business and affairs of Holdco and, through Holdco and its subsidiaries, conducts the Company’s business. In addition, the Company controls the management of, and has a controlling interest in, Holdco and, therefore, is the primary beneficiary of Holdco. As a result, the Company consolidates the financial results of Holdco pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of the Company’s net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of Continuing LLC Owners (as defined in Note 7) to a portion of Holdco’s net income (loss). Holdco’s assets may be used only to settle Holdco’s obligations and Holdco’s beneficial interest holders have no recourse to the general credit to the Company. Through Holdco and its subsidiaries, the Company is a manufacturer and wholesale distributor of over-the-counter and prescription pet medications and pet wellness products to various retail customers and distributors throughout the United States and Europe. The Company is headquartered in Eagle, Idaho and manufactures and distributes products from facilities in Florida, Texas, Utah, and Europe.

As discussed in Note 7, as a result of the recapitalization transactions, PetIQ, Inc. consolidates Holdco and Opco; Opco is considered to be the predecessor to PetIQ, Inc. for accounting and reporting purposes.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto included in the final prospectus for PetIQ, Inc. dated July 20, 2017 and filed with the Securities and Exchange Commission (“SEC”) on July 21, 2017. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of acquisition, excluding amounts restricted for various state licensing regulations. Restricted deposits are not considered cash and cash equivalents. The Company maintains its cash accounts in various deposit accounts, the balances of which at times exceeded federal deposit insurance limits during the periods presented.

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

The Company also has notes receivable due from various suppliers included in accounts receivable.  The notes typically bear interest at 4% and are repaid based on amortization schedules.  Non-current portions of these notes receivable are included in other non-current assets on the consolidated balance sheets.

Accounts receivable consists of the following as of:

	September 30, 2017	December 31, 2016

Trade receivables	$25,981	$18,086
Notes receivable	324	440
	26,305	18,526
Less: Allowance for doubtful accounts	(911)	(498)
Non-current portion of receivables	(553)	(833)
Total accounts receivable, net	$24,841	$17,195

Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is typically determined using the first-in first-out (“FIFO”) method  The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value.  In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions.  Changes in these conditions may result in additional reserves.  Major components of inventories consist of the following as of:

	September 30, 2017	December 31, 2016
Raw materials and work in progress	$5,227	$5,924
Finished goods	29,427	28,308
Total inventories	$34,654	$34,232

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

Depreciation expense was $684 and $375 for the three months ended September 30, 2017, and 2016, respectively, and $1,795 and $1,350 for the nine months ended September 30, 2017 and 2016, respectively.

Restricted Deposits

Restricted deposits are amounts required to be held by the Company in segregated accounts for various state licensing regulations in relation to the sale of regulated prescription pet medications. Restricted deposits as of September 30, 2017, and December 31, 2016 were $200 and $250, respectively.  Interest earned on restricted deposits is included in other income when earned.

Deferred Acquisition Liability

The Company has a deferred acquisition liability related to an acquisition that occurred in 2013.  The liability is denominated in Euros and requires annual payments based on a percentage of gross profit from the sales of certain products, and any amounts not repaid by the annual payments will be due in June 2018.  The current balance recorded as of September 30, 2017, and December 31, 2016 was $1,745 and $250, respectively, and is included in other accrued expenses.  The non-current portion recorded as of December 31, 2016 was $1,303, and is included in deferred acquisition liability.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered, the price is fixed or determinable and collectability is reasonably assured. The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board ("FOB") destination terms, a provision is recorded to exclude shipments determined to be in-transit to these customers at the end of the reporting period.  A sales return allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, returned goods and other items.

The Company offers a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and store placement.  Sales are recorded net of trade promotion spending, which is recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.  The Company’s net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives. Accruals for expected payouts under these programs are included in other accrued expenses.

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of sales, and are not billed to customers.

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $114 and $82 for the three months ended September 30, 2017 and 2016, respectively and $427 and $248 for the nine months ended September 30, 2017 and 2016, respectively.  Advertising costs were $436 and $273 for the three months ended September 30, 2017 and 2016, respectively and $2,028 and $883 for the nine months ended September 30, 2017 and 2016, respectively.

Income taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company may record a valuation allowance, if conditions are applicable, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, PetIQ Holdings, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Interests owned by such LLC interest holders. There was no significant non-controlling interest for the nine months ended September 30, 2016 as well as the period prior to the IPO on July 20, 2017 because the Company operated as Opco during those periods. As of September 30, 2017 the non-controlling interest was approximately 38.5%.

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

As of September 30, 2017, the Company had fully repaid the Term Loans and had $18,059 outstanding under the Revolver. The interest rate on the Revolver was 4.75% as a Base Rate loan.  The Revolver contains a lockbox mechanism.

The New Credit Agreement contains certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of September 30, 2017, the Company was in compliance with these covenants.

The Company entered into a mortgage with a local bank to finance $1,920 of the purchase price of a commercial building in Eagle, ID, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

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

(ii) $20,000 in aggregate principal amount of term loans maturing on March 16, 2018; and

(iii) a $25,000 revolving credit facility maturing on March 16, 2018.

The following represents the Company’s long term debt as of:

	September 30, 2017	December 31, 2016
Term Loans	$—	$5,000
Revolving credit facility	18,059	22,473
Mortgage	1,913	—
Net discount on debt and deferred financing fees	—	(92)
	$19,972	$27,381
Less current maturities of long-term debt	(44)	(2,223)
Total long-term debt	$19,928	$25,158

Future maturities of long term debt, excluding the net discount on debt and deferred financing fees, as of September 30, 2017, are as follows:

Remainder of 2017	$15
2018	44
2019	18,105
2020	48
2021	50
Thereafter	1,710

The Company incurred debt issuance costs of $248 related to the A&R Credit Agreement during the first nine months of 2016. The debt transaction resulted in a loss on debt extinguishment of $993, which included the write off of unamortized debt issuance costs and debt discount, early termination fees, and legal costs.

Note 3 -     Leases

The Company leases certain real estate, both office and production facilities, as well as equipment from third parties. Lease expiration dates are between 2018 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Annual future commitments under non-cancelable leases as of September 30, 2017, consist of the following:

	Lease Obligation
	Operating Leases	Capital Leases
Reminder of 2017	$436	$27
2018	1,716	108
2019	597	104
2020	46	90
2021	29	88
Thereafter	85	103
Total minimum future obligations	$2,909	$520
Less Interest		(16)
Present value of net future minimum obligations		504
Less current capital lease obligations		(101)
Long-term capital lease obligations		$403

The net book value of assets under capital lease was $883 and $775 as of September 30, 2017 and December 31, 2016, respectively. Total operating lease expense for the three and nine months ended September 30, 2017 and 2016 totaled $449 and $472, and $1,357 and $1,250, respectively.

Note 4 -     Income Taxes

As a result of the IPO and related reorganization transactions completed in July 2017, the Company holds an economic interest of approximately 62% in Holdco and consolidates the financial position and results of Holdco.  The approximate 38% of Holdco not held by the Company is considered noncontrolling interest.  Holdco is treated as a partnership for income tax reporting.  Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

The Company’s effective tax rate is significantly less than the statutory rate of 35%, primarily because no taxes are payable by the Company for the noncontrolling interests’ share of Holdco’s taxable income due to the pass through structure.  The effective tax rate for the nine months ended September 30, 2017 is also lower than statutory rates because income for the period prior to the IPO was not taxable to the Company as it did not yet hold an equity interest in Holdco.

As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes.  Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from Holdco.

Prior to the IPO, the Company’s predecessor for financial reporting purposes was Opco, which is a limited liability company, and the majority of Opco’s businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation.  Opco makes cash distributions to permit the member to pay these taxes as needed by the member’s tax situation.  In the three and nine months ended September 30, 2017 and 2016, the Company did not make any cash distributions. In the three and nine months ended September 30, 2017 Opco accrued $709 for anticipated tax distributions to Continuing LLC Owners. This liability is included in accounts payable on the condensed consolidated balance sheet.

Opco’s income tax provision prior to the IPO generally consisted of income taxes payable by our separate subsidiaries that are taxed as corporations.  As of December 31, 2016, the taxable foreign subsidiaries had $482 of deferred tax assets.  The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance.

Note 5 – Earnings per Share

Basic and Diluted Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income (loss) available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

As described in Note 7 — Stockholders’ Equity, on July 20, 2017, the PetIQ Holdings, LLC Agreement (“LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests of Holdco, and (ii) exchange all of the then-existing membership interests of the Continuing LLC Owners for common units of Holdco. This Recapitalization changed the relative membership rights of the Continuing LLC Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

Prior to the IPO, the PetIQ, LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 20, 2017. The basic and diluted earnings per share for the three and nine months ended September 30, 2017 represents only the period of July 20, 2017 to September 30, 2017.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three months ended
September 30, 2017
Numerator:
Net income	$859
Less: net income attributable to non-controlling interests	(1,085)
Net income attributable to PetIQ, Inc. — basic	(226)
Denominator:
Weighted-average shares of Class A common stock outstanding (in 000's)-- basic	13,223
Dilutive stock options that are convertible into Class A common stock	—
Weighted-average shares of Class A common stock outstanding -- diluted	13,223

Earnings per share of Class A common stock — basic	$(0.02)
Earnings per share of Class A common stock — diluted	$(0.02)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock as well as stock options have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Note 6 – Stock Based Compensation

Stock based compensation expense is recorded within general and administrative expenses.

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of September 30, 2017, 1,109,998 shares were available for issuance under the Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

Stock Options

The Company awards stock options to certain employees and directors under the Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested.  Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $246 for the three and nine months ended September 30, 2017.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended September 30:

2017
Expected term (years) (1)	6.25
Expected volatility (2)	35.00%
Risk-free interest rate (3)	1.98%
Dividend yield (4)	0.00%

(1)

The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)

The Company has not paid and does not anticipate paying a cash dividend on our common stockThe following table summarizes the activity of the Company’s unvested stock options for the period ended September 30, 2017:

The following table summarizes the activity of the Company’s unvested stock options for the period ended September 30, 2017:

Weighted
Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2016	—
Granted	804,049	$16
Exercised	—
Forfeited	—
Cancelled	—
Outstanding at September 30, 2017	804,049	$16	$8,909	9.8
Options exercisable at September 30, 2017	—

The grant date fair value of stock options granted during the period ended September 30, 2017 was $6.08 per option. At September 30, 2017, total unrecognized compensation cost related to unvested stock options was $4.4 million and is expected to be recognized over a weighted-average period of 3.8 years.

Note 7 - Stockholders’ Equity

Reorganization Transactions

In connection with the IPO on July 20, 2017, the Company completed the following Reorganization Transactions:

•	The Company amended and restated its certificate of incorporation (see “Amendment and Restatement of Certificate of Incorporation” below);
•	PetIQ Holdings, LLC (“Holdco”) amended and restated its limited liability company agreement (the “LLC Agreement”) (see “Holdco Recapitalization” below);
•

The Company acquired, by the contribution by certain sponsors, three entities (“Sponsor Corps”) that were owned by former indirect members of Holdco (the “Sponsors”), for which the Company issued 5,615,981 shares of Class A common stock and Preference Notes equal to $30,526 as merger consideration (the “Merger”). The only significant asset held by the Sponsor Corps prior to the Merger was 7,523,839 LLC Interests. Upon consummation of the Merger, the Company recognized the 7,523,839 LLC Interests at carrying value, as the contribution was considered to be a transaction between entities under common control;

•	The Company acquired 419,102 LLC interests in exchange for an equal number of Class A common stock from certain employee owners;
•	The Company purchased from Continuing LLC Owners 1,589,642 LLC Interests in exchange for $25,434 in preference notes;
•	The Company purchased from Continuing LLC Owners 133,334 LLC Interests in exchange for $2,133.

Following the completion of the Reorganization Transactions and IPO, PetIQ owned 61.5% of HoldCo. The remaining 38.5% of Holdco was held by the “Continuing LLC Owners,” whom the Company defines as all remaining direct and indirect owners of Holdco except for PetIQ.  As a result of the Reorganization Transactions, PetIQ became the sole managing member of Holdco and has the sole voting power in, and controls the management of, Holdco. Accordingly, the Company consolidated the financial results of Holdco and reported a non-controlling interest in its consolidated financial statements.

As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the previously separate entities have been combined for presentation purposes.

Amendment and Restatement of Certificate of Incorporation

On July 20, 2017, the Company amended and restated its certificate of incorporation to, among other things, provide for the (i) authorization of 125,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 8,401,521 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 12,500,000 shares of blank check preferred stock; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.

Each share of the Company’s Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally.

Holders of the Company’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC interests of Holdco held by Continuing LLC Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange any of the outstanding LLC Interests held by the Continuing LLC Owners.

The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by PetIQ (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Initial Public Offering

On July 20, 2017, the Company completed an IPO of 7,187,500 shares of the Company’s Class A common stock at a public offering price of $16.00 per share, inclusive of the contemporaneous exercise of the underwriters option to purchase additional shares. The Company received $106,950 in proceeds, net of underwriting discounts and commissions, which were used repay $55,960 in preference notes, to purchase 3,556,666 newly-issued LLC Interests from Holdco at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions, and to purchase 133,334 LLC Interests and corresponding Class B common shares from entities affiliated with the Company’s CEO and President.

Immediately following the completion of the IPO and the underwriters’ exercise of their option to purchase additional shares of Class A common stock, there were 13,222,583 shares of Class A common stock outstanding and 8,268,188 shares of Class B common stock outstanding.

PetIQ Holdings, LLC Recapitalization

On July 20, 2017, Holdco amended and restated the LLC Agreement (the “Recapitalization”) to, among other things, (i) provide for a new single class of common membership interests in Holdco, the LLC Interests, (ii) exchange all of the then-existing membership interests for LLC Interests of Holdco and (iii) appoint the Company as the sole managing member of Holdco.

The LLC Agreement also provides that the Continuing LLC Owners may from time to time at each of their options require Holdco to exchange all or a portion of their LLC Interests in exchange for, at the Company’s election (determined solely by the Company’s board of directors, which includes directors who hold LLC Interests or are otherwise affiliated with holders of LLC interests), shares of the Company’s Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC interest exchanged, in each case in accordance with the terms of the LLC Agreement; provided that, at the Company’s election (determined solely by the Company’s board of directors, which includes directors who hold LLC interests or are otherwise affiliated with holders of LLC interests), the Company may effect a direct exchange of such

Class A common stock or such cash, as applicable, for such LLC interests. The Continuing LLC Owners may exercise such redemption right for as long as their LLC interests remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of LLC interests pursuant to the terms of the LLC Agreement, a number of shares of the Company’s Class B common stock will be cancelled for no consideration on a one-for-one basis with the number of LLC interests so redeemed or exchanged.

The amendment also requires that Holdco, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC interests of Holdco owned by PetIQ, Inc. and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by Continuing LLC Owners and the number of LLC Interests of Holdco owned by the Continuing LLC Owners.

Note 8 - Non-Controlling Interests

In connection with the Reorganization Transactions described in Note 7 — Stockholders’ Equity, PetIQ became the sole managing member of Holdco and, as a result, consolidates the financial results of Holdco.

The Company reports a non-controlling interest representing the LLC interests of Holdco held by Continuing LLC Owners. Changes in PetIQ’s ownership interest in Holdco while PetIQ retains its controlling interest in Holdco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC interests of Holdco by the Continuing LLC Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when Holdco has positive or negative net assets, respectively.  The Company is also required to make tax distributions based on the LLC Agreement to Continuing LLC Members on a regular basis, these distributions will reduce the noncontrolling interest.

The Company used the net proceeds from its IPO to purchase 3,556,666 newly-issued LLC Interests of Holdco and 133,334 LLC Interests from Continuing LLC Owners. Additionally, in connection with the Reorganization Transactions, the Company acquired 9,532,583 LLC Interests of Holdco.

As of September 30, 2017, there were 21,490,771 LLC Interests outstanding, of which PetIQ owned 13,222,583, representing a 61.5% ownership interest in Holdco.

-0
	LLC Interests held			% of Total
	Continuing LLC			Continuing LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of September 30, 2017	8,268,188	13,222,583	21,490,771	38.5%	61.5%

Note 9 -     Customer Concentration

The Company has significant exposure to customer concentration. During the three and nine months ended September 30, 2017 and 2016, three and three customers, respectively, accounted for more than 10% of sales individually. In total for the three months ended September 30, 2017 and 2016, the three customers accounted for 61% and 68% of net sales, respectively. In total for the nine months ended September 30, 2017 and 2016, the three customers accounted for 61% and 71% of net sales, respectively. At September 30, 2017 and December 31, 2016 four and four customers, respectively, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 53% and 60%, respectively, of outstanding trade receivables, net. The customers are customers of the domestic segment.

Note 10 -     Commitments and Contingencies

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

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at September 30, 2017 and December 31, 2016, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Note 11 -     Segments

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

Financial information relating to the Company’s operating segments for the three and nine months ended:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Sales
Domestic	$59,328	$40,513	$211,095	$151,792
International	1,226	1,158	3,666	3,457
Net Sales	60,554	41,671	214,761	155,249
Gross Profit
Domestic	$11,974	$5,665	$39,074	$23,424
International	543	495	1,594	1,469
Gross Profit	12,517	6,160	40,668	24,893
General and administrative expenses
Domestic	$10,207	$7,522	$25,977	$22,991
International	532	420	1,444	1,316
General and administrative expenses	10,739	7,942	27,421	24,307
Operating income
Domestic	$1,767	$(1,857)	$13,097	$433
International	11	75	150	153
Operating income	1,778	(1,782)	13,247	586

Note 12 -     Related Parties

Opco had entered into management consulting services agreements with members of Holdco.  The services were related to financial transactions and other senior management matters related to business administration.  Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly.  These expenses were recorded in general and administrative expenses in the condensed consolidated statement of comprehensive income (loss).  The Company recorded $545 and $508 for the nine months ended September 30, 2017 and 2016, respectively, and $158 and $208 for the three months ended September 30, 2017 and 2016, respectively.  Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 4– Income taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations.  At September 30, 2017, the Company had accrued $709 for estimated tax distributions, which are included in accounts payable on the condensed consolidated balance sheets.

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

Our sales occur predominantly in the U.S. and Canada. Approximately 98% of our nine months ended September 30, 2017 and fiscal 2016 net sales were generated from customers located in the United States and Canada (“Domestic”), with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Domestic; and (ii) International. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.  In our judgment, because our operations in the U.S. and Canada comprise 98% of our net sales, it is appropriate to view our operations as a whole, which is the approach we follow in throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

As discussed more fully in Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we completed our initial public offering ("IPO") on July 20, 2017, in which we sold 7,187,500 common shares to the public at a price of $16.00 per share. We received proceeds of $106,950 net of underwriters discounts and commissions, which we utilized to repay preference notes, pay offering costs, and purchase LLC Interests in Holdco.

Results of Operations

Components of our Results of Operations

Net Sales

Our net sales consist of our total sales net of product returns, allowances (discounts), trade promotions and incentives. We offer a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in‑store displays. We recognize revenue when persuasive evidence of an arrangement exists, in accordance with the terms of our contracts, which generally occurs upon shipment of product, when the price is fixed or determinable and when collectability is reasonably assured. These trade promotions are used to increase our aggregate net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

Key factors that may affect our future sales growth include: new product introductions; expansion into e-commerce and other customer bases; expansion of items sold to existing customers, addition of new retail customers and to maintain pricing levels necessary for profitability; aggressive pricing by our competitors; and whether we can maintain and develop positive relationships with key retail customers, such as Walmart and Sam’s Club.

While most of our products are sold consistently throughout the year, we experience seasonality in the form of increased retailer demand for our flea and tick product offerings in the first two quarters of the year in preparation for increased consumer demand during the summer months.

Our products are primarily consumables and, as such, they experience a replenishment cycle.

Gross Profit

Gross profit is our net sales less cost of sales. Our cost of sales consists primarily of costs of raw goods, finished goods packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. Since our inception in 2010, we have worked closely with our contract manufacturers to negotiate lower costs through increased volume of purchases and price negotiations. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven largely by whether we source the product direct from the manufacturer or a licensed distributor. Increasingly, PetIQ sources distributed brands direct from the manufacturer or from licensed distributors.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, and consulting fees. General and administrative expenses as a percentage of net sales have decreased from 15.7% in the first nine months of 2016 to 12.8% in the first nine months of 2017, primarily driven by increasing net sales with a high proportion of fixed expenses. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. In addition, we expect that as a result of our IPO, there will be an increase in our general and administrative expenses each year as a result of the additional reporting and compliance costs associated with being a public reporting company. Litigation resulted in legal expenses of and $3.2 million in the first nine months of 2016. We have had no material litigation-related expenses in 2017.

Our advertising and marketing expenses primarily consist of digital marketing (e.g. search engine optimization, pay-per-click, content marketing, etc.), social media, in-store merchandising and trade shows in an effort to promote our brands and build awareness.  These expenses may vary from quarter to quarter but typically they are higher in the second and third quarters, during the flea and tick season. We expect our marketing and advertising expenses to decrease as a percentage of net sales as we continue to concentrate campaigns to relevant markets, as well as shift spending towards in-store marketing and customer trade-supported programs.

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

Net Income (Loss)

Our net income (loss) for future periods will be affected by the various factors described above. In addition, our historical results prior to the IPO benefit from insignificant income taxes due to Opco’s status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three months ended		% of Net sales
$'s in 000's	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$60,554	$41,671	100.0%	100.0%
Cost of sales	48,037	35,511	79.3%	85.2%
Gross profit	12,517	6,160	20.7%	14.8%
Operating expenses
General and administrative expenses	10,739	7,942	17.7%	19.1%
Operating income	1,778	(1,782)	2.9%	(4.3)%
Interest expense	(352)	(737)	(0.6)%	(1.8)%
Foreign currency (loss)/gain, net	(31)	2	(0.1)%	0.0%
Loss on debt extinguishment	—	—	—%	—%
Other income, net	14	5	0.0%	0.0%
Total other expense, net	(369)	(730)	(0.6)%	(1.8)%
Pretax net income	1,409	(2,512)	2.3%	(6.0)%
Provision for income taxes	(550)	—	(0.9)%	—%
Net income	859	(2,512)	1.4%	(6.0)%

	Nine months ended		% of Net sales
$'s in 000's	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$214,761	$155,249	100.0%	100.0%
Cost of sales	174,093	130,356	81.1%	84.0%
Gross profit	40,668	24,893	18.9%	16.0%
Operating expenses
General and administrative expenses	27,421	24,307	12.8%	15.7%
Operating income	13,247	586	6.2%	0.4%
Interest expense	(1,351)	(2,389)	(0.6)%	(1.5)%
Foreign currency (loss)/gain, net	(152)	(83)	(0.1)%	(0.1)%
Loss on debt extinguishment	—	(993)	—%	(0.6)%
Other income, net	14	661	0.0%	0.4%
Total other expense, net	(1,489)	(2,804)	(0.7)%	(1.8)%
Pretax net income	11,758	(2,218)	5.5%	(1.4)%
Provision for income taxes	(550)	—	(0.3)%	—%
Net income	11,208	(2,218)	5.2%	(1.4)%

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Net sales

Net sales increased $18.9 million or 45.3%, to $60.6 million for the three months ended September 30, 2017, compared to $41.7 million for the three months ended September 30, 2016. This increase was driven by expanding item count at existing customers, both for existing and new items.

Gross profit

Gross profit increased by $6.4 million, or 103.2%, to $12.5 million for the three months ended September 30, 2017, compared to $6.2 million for the three months ended September 30, 2016.  This increase is due to the significant sales growth as well as gross margin increases on improved economies of scale and product mix.  Gross margin increased to 20.7% for the three months ended September 30, 2017, from 14.8% for the three months ended September 30, 2016.

General and administrative expenses

General and administrative expenses increased by $2.8 million or 35.2% to $10.7 million for the three months ended September 30, 2017 compared to $7.9 million for the three months ended September 30, 2016. The increase reflects:

•	increased merchandising expenses related to more products and customers;
•

increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants, as well as improved operations requiring increased incentive compensation accruals; and

•	bonus payments and other expenses related to the completion of the IPO.

Interest expense, net

Interest expense, net decreased $0.4 million, or 52.2%, to $0.4 million for the three months ended September 30, 2017, compared to $0.7 million for the three months ended September 30, 2016. This decrease was driven by the new debt agreement, entered into in December of 2016, which reduced interest rates and provided more flexibility on borrowings, as well as seasonal paydowns of debt, including the full repayment of the Term loan.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $3.9 million to $1.4 million for the three months ended September 30, 2017 compared to a pre-tax net loss of $2.5 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Net sales

Net sales increased $59.5 million, or 38.3%, to $214.8 million for the nine months ended September 30, 2017, compared to $155.2 million for the nine months ended September 30, 2016. This increase was driven by expanding item count at existing customers, both for existing and new items.

Gross profit

Gross profit increased by $15.8 million, or 63.4%, to $40.7 for the nine months ended September 30, 2017, compared to $24.9 for the nine months ended September 30, 2016.  This increase is due to the increase in net sales, as well as improvement in gross margin.  Gross margin increased to 18.9% for the nine months ended September 30, 2017, from 16.0% for the nine months ended September 30, 2016, which was driven by economies of scale in certain products as well as product mix.

General and administrative expenses

General and administrative expenses increased by $3.1 million, or 12.8%, to $27.4 million for the nine months ended September 30, 2017, compared to $24.3 million for the nine months ended September 30, 2016. The increase reflects:

•	increased merchandising costs as part of growing sales;
•

increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants, as well as improved operations requiring increased incentive compensation accruals; and

•	reduction in legal defense costs due to terminated litigation in 2016.

Interest expense, net

Interest expense, net, decreased $1.0 million, or 43.4%, to $1.4 million for the nine months ended September 30, 2017, compared to $2.4 million for the nine months ended September 30, 2016. This decrease was driven by the new debt agreement, which reduced interest rates and provided more flexibility, offset slightly by increases in the base rate.

Other income, net

Other income, net, decreased $0.6 million to $14 thousand in the nine months ended September 30, 2017 compared to $0.7 million for the nine months ended September 30, 2016.  This is due to a warranty claim settlement entered into with a seller of a business purchased by the Company in previous years.  The settlement called for a reduction in the Company’s deferred acquisition liability.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $14.0 million, to net income of $11.8 million for the nine months ended September 30, 2017, compared to a pre-tax net loss of  $2.2 million for the nine months ended September 30, 2016.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	Three months ended		Nine months ended
$'s in 000's	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$859	$(2,512)	$11,208	$(2,218)
Plus:
Tax expense	550	—	550	—
Depreciation	$684	$375	$1,795	$1,350
Amortization	261	264	782	808
Interest	352	737	1,351	2,389
EBITDA	$2,706	$(1,136)	$15,686	$2,329
Loss on extinguishment and related costs(1)	—	—	—	993
Management fees(2)	158	208	545	508
Litigation expenses(3)	—	41	—	3,226
Costs associated with becoming a public company	2,275	2,042	2,275	2,042
Stock based compensation expense	246	—	246	—
Adjusted EBITDA	$5,385	$1,155	$18,752	$9,098
(1)	Loss on debt extinguishment reflects costs relating to the refinancing of our prior credit facility, including a write-off of unamortized loan fees, legal fees and termination fees.
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

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of September 30, 2017 and December 31, 2016, our cash and cash equivalents were $46.5 million and $0.8 million respectively. As of September 30, 2017, we had $18.1 million outstanding under the revolving credit facility and $1.9 million outstanding under a mortgage, at 4.75% and 4.35%, respectively.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the purchase of a commercial building for use as our corporate headquarters for $2.4 million during the quarter ended September 30, 2017. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30, 2017 and December 31, 2016, we had working capital (current assets less current liabilities) of $93.7 million and $43.5 million, respectively.

On July 26, 2017, we closed the initial public offering (the “IPO”) of 7,187,500 Class A common shares at a price of $16.00 per share.  Net  proceeds of $106.9 Million , prior to underwriting discount and other offering expenses were utilized to immediately repay $56.0 million aggregate principal amount of preference notes, purchase 133,334 shares of Class B common stock from certain executives and purchase 3,556,666 newly issued limited liability company interests (“LLC Interests”) from PetIQ Holdings, LLC (“Holdco”). Holdco utilized the proceeds from the sale of the LLC Interest to pay offering costs and expenses with approximately $45.9 million in net proceeds available for general corporate purposes.  As a public company, additional future liquidity needs will include public company costs, the payment of any cash dividends declared by our board, tax distributions to certain Continuing LLC Owners as required by the Holdco LLC agreement, and tax payments to Federal and State governments.  Our predecessor for financial reporting purposes, PetIQ, LLC, did not make distributions or incur taxes as a pass through entity.

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

Cash Flows

Cash provided by or used in Operating Activities

Net cash provided by (used in) operating activities was $11.0 million for the nine months ended September 30, 2017, compared net cash used in operating activities of $1.3 million for the nine months ended September 30, 2016. The increase in operating cash flows primarily reflects improved net income, offset by increased use of cash for working capital.  Working capital uses are driven by increased accounts receivable resulting from our growing sales.  Net changes in assets and liabilities accounted for $3.8 million in cash used in operating activities for the nine months ended September 30, 2017 compared to $1.5 million of cash used in operating activities for the nine months ended September 30, 2016.

Cash used in Investing Activities

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2017, compared to $1.6 for the nine months ended September 30, 2016. The increase in net cash used in investing activities is a result of the Company purchasing an office building in the quarter for use as its corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $38.3 million for the nine months ended September 30, 2017 compared to $0.9 million in net cash provided by financing activities for the nine months ended September 30, 2016.  This increase in cash provided by financing activities is driven by the Company’s initial public offering offset by operating cash generation facilitating the repayment of borrowed capital.

Description of Indebtedness

The Company entered into a new credit agreement (“New Credit Agreement”) on December 21, 2016.  This agreement fully repaid and terminated the A&R Credit Agreement described below. The New Credit Agreement provides for secured financing of $50 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45.0 million revolving credit facility (“Revolver”) maturing on December 16, 2019; and

(ii) $5.0 million term loan (“Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2016, the Company had $5.0 million outstanding as Term Loans and $22.5 million outstanding under the Revolver. The interest rate on the Term Loans was 4.25% and the interest rate on the Revolver was also 4.25%, both were Base Rate loans.

As of September 30, 2017, the Company had fully repaid the Term Loans and had $18.1 million outstanding under the Revolver. The interest rate on the Revolver was 4.75%, as a Base Rate loan.  The Revolver contains a lockbox mechanism.

The New Credit Agreement contains certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of September 30, 2017, the Company was in compliance with these covenants.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2017, we had variable rate debt of approximately $18.1 million under our New Credit Agreement. An increase of 1% would have increased our interest expense for the three and nine months ended September 30, 2017 by approximately $52 thousand and $235 thousand, respectively.

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

Changes in Internal Control over Financial Reporting

As a result of our July 2017 IPO and resulting change in tax structure, the Company implemented internal controls over significant processes specific to the IPO and tax structure that management believes are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the IPO and tax structure related transactions. Except as previously described, there have been no changes in the Company’s internal controls over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

Simultaneously with the consummation of our IPO, we issued to the Continuing LLC Owners 8,268,188 shares of Class B common stock. The issuances of the Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The Continuing LLC Owners have the right, from time to time, to exchange their LLC Interests, along with a corresponding number of shares of our Class B common stock, for newly issued shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and similar transactions. Our board of directors, which includes directors who hold LLC Interests or are otherwise affiliated with holders of LLC Interests may, at its option, instead cause Holdco to make a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Interest exchanged (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Holdco Agreement.

Use of Proceeds

On July 26, 2017 we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-218955) which was declared effective on July 20, 2017.  Under the Registration Statement, we sold 7,187,500 shares of our Class A common stock at a price of $16.00 per share.  This included 937,500 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters.  We received gross proceeds of approximately $115.0 million, which were used to (i) pay off preference notes in the aggregate amount of $56.0 million and (ii) purchase 3,556,666 newly issued LLC Interests from Holdco at a purchase price per interest equal to $16.00 per unit. We caused Holdco to use the proceeds from the sale of the LLC interests to (i) pay the underwriting discounts and commissions in connection with the offering, (ii) pay fees and expenses connection with the offering and (iii) to utilize $45.9 million for general corporate purposes.

There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on July 21, 2017.

Item 5. Other Information.

None

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

PETIQ, INC.

November 8, 2017	/s/ John Newland
John Newland
Chief Financial Officer