Form 10-K
period 2017-12-31
PetIQ, Inc.
filed 2018-03-13
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended December 31, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not publicly traded. The registrant’s common equity began trading on the NASDAQ Global Select Market on July 26, 2017

As of  March 12, 2018, we had 15,366,889 shares of Class A common stock and 8,072,886 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10‑K.

PetIQ, Inc.

PART I

The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Item 1A, Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report.

Unless the context requires otherwise, references to ‘‘PetIQ Inc.,’’ ‘‘PetIQ,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refer collectively to PetIQ, Inc. and its consolidated subsidiaries, including PetIQ Holdings, LLC, a Delaware limited liability company, which we refer to as “HoldCo.”

Item 1 - Business

Our Initial Public Offering and Reorganization Transactions

PetIQ, Inc. is a Delaware corporation formed in February 2016. PetIQ Class A common stock trades on the NASDAQ Global Select Market under the symbol “PETQ.”

On July 26, 2017, we closed an initial public offering (“IPO”) of 7,187,500 shares of our Class A common stock at a public offering price of $16.00 per share, which includes 937,500 shares issued pursuant to the underwriters’ over-allotment option.  We received gross proceeds of approximately $115 million, part of which we used to purchase newly issued LLC interests from HoldCo  (“LLC Interests”) at a price per interest equal to the initial public offering price of our Class A common stock of $16.00.

PetIQ is a holding company with no direct operations and our principal asset is the equity interest in PetIQ Holdings, LLC (“HoldCo”). In connection with the IPO, we completed a series of recapitalization transactions (collectively the “Reorganization Transactions”) including the following:

•

We entered into the 6th Amended and Restated LLC agreement for HoldCo (the “HoldCo LLC Agreement”), to, among other things, modifiy the capital structure of HoldCo to (i) create a new single class LLC Interests, (ii) exchange all of the then existing LLC Interests of the holders of HoldCo’s LLC interests (“Continuing LLC Owners”) for LLC Interests and (iii) appoint PetIQ as the sole managing member of HoldCo.

•

The PetIQ certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock  and (ii) issue shares of Class B common stock to the Continung LLC Owners on a one-to-one basis with the number of LLC Interests they own.

•

Pursuant to a contribution agreement, each of ECP IV TS Investor Co., Eos TS Investor Co., and HCP-TS Blocker Corp (collectively, the “Sponsor Corps”) were contributed by their owners to PetIQ in exchange for 5,615,981 shares of Class A common stock and $30.5 million aggregate principal amount of preference notes payable by us. The contribution resulted in PetIQ acquiring 1,907,858 LLC Interests for the preference notes and 5,615,981 LLC Interests for the shares of Class A common stock. PetIQ also acquired the tax attributes of the Sponsor Corps, which were recorded generally as deferred tax assets at the time of the IPO. Following the contribution, each of the Sponsor Corps became a wholly owned subsidiary of PetIQ.

•	We exchanged 419,102 shares of Class A common stock on a one-for-one basis for 419,102 LLC Interests held by certain employee owners.
•	We purchased 1,589,643 LLC Interests from Continuing LLC Owners in exchange for $25.4 million in preference notes.

•	We purchased 133,334 LLC Interests from certain Continuing LLC Owners for $2.1 million.

All preference notes were paid in full upon the closing of the IPO.  Following the completion of the Reorganization Transactions and IPO, PetIQ owned 61.5% of HoldCo. The remaining 38.5% of HoldCo was held by the Continuing LLC Owners, whom the Company defines as all remaining direct and indirect owners of HoldCo except for PetIQ.  As the sole managing member of HoldCo, PetIQ and has the sole voting power in, and controls the management of, HoldCo. Accordingly, the Company consolidated the financial results of HoldCo and reported a non-controlling interest in its consolidated financial statements. See Note 9 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO.

Business Overview

PetIQ is a rapidly growing provider of veterinarian services and veterinarian-grade pet products, including prescription (“Rx”) medications, over-the-counter (“OTC”) flea and tick preventatives and health and wellness products for dogs and cats. We pioneered and are the leading seller to the retail channel of pet products that were previously available for purchase primarily from veterinary clinics. We enable our customers to offer pet owners choice, affordability and convenience in connection with products from leading national brands as well as our proprietary value-branded alternatives. Consumer behavior supports our continuing growth: pet owners are increasingly making purchases  from the channels we serve. In addition, pet owners are shifting their retail purchases from non-veterinarian-grade products, previously the only products available in the retail channel, to the premium veterinarian-grade products that we sell. We believe we are well positioned to capitalize on these changes in consumer behavior because of our category leadership, broad product portfolio, value proposition and strong customer relationships. The end markets we serve are large and growing.

On January 17, 2018, we acquired Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP,” and such acquisition, the “VIP Acquisition”). The aggregate consideration was comprised of $100 million of cash, 4,200,000 LLC Interests, 4,200,000 shares of our Class B common stock, a $10 million note payable due to sellers, and two $10 million earn-outs based on achievement of 2018 and 2019 combined company Adjusted EBITDA targets.  VIP provides a comprehensive suite of services at community clinics and wellness centers hosted at pet retailers across 31 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. VIP’s veterinary services and products align with PetIQ’s corporate strategy and mission to improve pet health by providing consumers convenient access and affordable choices to a broad portfolio of pet health and wellness solutions. In 2017, VIP saw approximately one million pets through its network of community clinics. Today, PetIQ and VIP serve more than 40 retail partners representing more than 60,000 locations.

Our product portfolio spans a wide range of veterinarian-grade Rx medications and leading OTC medications as well as other health and wellness products. We offer our customers a comprehensive category management solution and sell products under multiple brands to address channel-specific requirements.

We rapidly develop, manufacture and introduce innovative new products to retailers and consumers. Our current product portfolio and pipeline of future products have been developed through a combination of in-house specialists and animal health research and development experts. In addition, we specialize in market analysis, product development, packaging, marketing, industry licensing and managing both the Environmental Protection Agency (“EPA”) and the Food and Drug Administration (“FDA”) regulated products. These internal and external resources enable us to expand our portfolio of proprietary value-branded products and develop next-generation versions of our existing products. We believe that our retail expertise and strong market position makes us an attractive partner for scientists and entrepreneurs developing new products in the pet health and wellness field. A combination of our internal expertise and strategic relationships has produced several of our top selling products and brands, including VetIQ, PetAction Plus, Advecta, PetLock Plus and TruProfen.

Our Industry

Attractive Pet Industry Trends. In 2016, approximately 63.4 million U.S. households (52% of total U.S. households) owned a dog or a cat, compared to 57.0 million households (50% of total U.S. households) in 2008, according to Packaged Facts. Demographic trends in pet ownership and changing attitudes toward pets support our continuing growth, through the following:

∎ Pet Humanization: According to Packaged Facts, in the United States, an estimated 79% of dog owners and 77% of cat owners view their pets as family members. With pets increasingly viewed as companions, friends and family members, pet owners behave like “pet parents” with a strong inclination for spending disposable income to meet all of their pets’ needs during all economic cycles. Pets have become a financial priority.

∎ Increasing Consumer Focus on Pet Health and Wellness: Consumers are exhibiting greater interest in improved health for their pets and, as a result, are increasing their spending on veterinary care as well as purchases of the most effective veterinarian-grade pet products and supplies. Pet owners of all demographic and income levels aspire to purchase leading veterinarian-grade treatments.

∎ Increasing Pet Age and Incidents of Pet Disease: Pets are living longer and, as a result, have increasing medical needs. In 2016, Packaged Facts reported that 53.9% of dogs and 58.9% of cats are overweight, and in 2015, Packaged Facts reported that approximately 75% of older dogs and predisposed breeds have heart disease.

∎ Increasing Market Size and Consumer Spending: Pet spending in the United States has steadily increased every year since 1994, with Americans spending approximately $80 billion on their pets in 2017.  Forecasters expect this trend to contue into the future.

Strong Growth in Pet Products. According to Packaged Facts and the American Pet Products Association (the “APPA”), Americans spent $81.4 billion on pet products and services in 2016, nearly triple their 2001 spending of $28.5 billion. U.S. sales of pet medications for dogs and cats have grown from $5.8 billion in 2011 to an estimated $7.4 billion in 2016 and are estimated to reach $8.9 billion by 2019, representing a CAGR of 6% between 2016 and 2019, according to Packaged Facts. Additionally, our innovative pet treats compete in the U.S. dog and cat treat market, which has grown every year since 2010. According to Packaged Facts, the U.S. dog and cat treat market has grown to an estimated $6.1 billion in 2016 and is estimated to reach $7.3 billion of retail sales by 2019, representing a CAGR of 6% between 2016 and 2019.

Growth of Pet Medication Purchases from Retail Channel. We believe the market for pet medication and health and wellness products in the retail channel is likely to outpace growth in the broader pet industry. The pet owner has increasingly purchased veterinarian grade pet products from the retail channel as the estimated mass market share of the U.S. pet medication industry increased from 12% in 2011 to 21% in 2015 while the estimated veterinarian share declined from 63% in 2011 to 59% in 2015. We believe that migration will continue in the future as more consumers take advantage of the convenience of their local retail store, become aware of the significant cost savings that retail channels can deliver, and our product penetration at retail increases. Additionally there is a significant segment of pet owners who have not sought pet health care for a variety of reasons.  Our affordable high-quality products will help unlock demand and provide cost sensitive customers the leading treatments they want at prices they can afford. In addition, we believe our acquisition of VIP makes us uniquely positioned to provide veterinarian services within the retail channel, and continue to benefit from this channel expansion.

Our Business Strategy

There are significant opportunities to grow our brand awareness, increase our net sales and profitability and deliver shareholder value by executing on the following initiatives:

Grow Consumer Awareness of Our Products in the Retail Channel. We are an established category creator in the pet health and wellness and medication market with strong penetration of the retail channel and high awareness among retailers. With our broad retail network that includes the top U.S. retailers, we are increasingly focused on building consumer awareness and converting more pet owners to use our products. As pet owners learn that our proprietary value-

branded products offer the same active ingredients as leading brands at lower prices, we believe they will shift their purchasing habits to our products and our share of the overall pet Rx and OTC medications and health and wellness products market will continue to grow.

Increase Volume of Products with Existing Retailers. We conduct business with the majority of leading U.S. retailers with our core product offerings. We believe our net sales will continue to grow as we expand the number of products we have available for sale at each retailer. We also plan to creatively expand SKU placement within existing accounts through our in-house merchandising capabilities. Additionally, following the VIP Acquisition, we believe we are positioned to expand our presence within leading retailers.

Provide Veterinarian Services in Conjunction with our Retail Partners.  As a result of the VIP Acquisition, we now provide a comprehensive suite of services at community clinics and wellness centers hosted at pet retailers across 31 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks.  We believe we have the ability to expand those offerings within our existing retail footprint, which will provide an additional earnings stream, as well as drive pet parent traffic to our retail partners for the purchase of pet medication and health and wellness products, thereby expanding the sales of our product offerings through our retail partners.

Employees

As of December 31, 2017, we had 225 employees. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

We acquired an additional 1,087 full-time and part-time employees and an estimated 980 independent contractors as a result of the consummation of the VIP Acquisition.

Seasonality

While many of our products are sold consistently throughout the year, we do experience seasonality in the form of increased demand for our flea and tick product offerings in the first half of the year, both leading up to and throughout the spring and summer seasons.  Additionally we may experience fluctuations in net sales related to the inventory management strategies of our retail customers.

The practice of veterinary medicine is subject to seasonal fluctuation.  In particular, demand for veterinary services is significantly higher during the warmer months as there are more fleas, ticks, and mosquitos during these months and products and services sold to prevent or treat illness or diseases related to these insects.

Our Products

We are a manufacturer and distributor of pet medication and health and wellness products to the retail channel. We focus our product offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications, and wellness products. We offer and supply these products to customers primarily in the United States.

Rx Medications

Our Rx pet medications include heartworm preventatives, arthritis, thyroid, diabetes and pain treatments, antibiotics and other specialty medications, all of which require a prescription from a veterinarian. We co-develop and manufacture our own proprietary value-branded products and distribute well-known leading third-party branded medications.

Our proprietary value-branded Rx medications allow consumers to care for their pets with the same quality of branded medications at a much lower cost. Currently, we manufacture Heart Shield Plus, our proprietary value-branded version of Heartgard® Plus, which prevents heartworm infection in dogs. We also manufacture TruProfen, our proprietary value-branded version of Rimadyl®, which treats arthritis in dogs. We plan to develop, and bring to retail customers, proprietary value-branded versions of other popular pet Rx medications currently available only in branded versions at premium prices.

We also sell to retailers more than 240 SKUs of the most popular pet Rx medications that previously had been available primarily through the veterinarian channel. These retailers then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx medications that we distribute include  Rimadyl®; Heartgard® Plus and Vetmedin®.

OTC Medications and Supplies

Our OTC medications are primarily comprised of flea and tick control products, which are available in multiple forms, such as spot on (topical) treatments, chewables, and collars.

We sell to the retail channel more than 110 SKUs of the most popular leading OTC-branded and value-branded medications consisting primarily of flea and tick control medications. We source OTC medications directly from manufacturers or through licensed distributors.

Health and Wellness Products

Our health and wellness products include specialty treats and other pet products such as dental treats and nutritional supplements (including hip and joint, vitamins and skin and coat products). We manufacture and distribute more than 219 SKUs of proprietary wellness products for dogs and cats, mainly under our VetIQ, Betsy Farms and Delightibles product lines.

Specific products in this category include dental treats, such as Minties dental treats; nutritional supplements, such as our VetIQ products, skin and coat chews, vitamin chews and treats that disguise medication to aid in pets’ pill ingestion; and treats, such as our Betsy Farms dog treats and Delightibles cat treats.

Product Innovation

We offer a broad portfolio of pet medications and health and wellness products to our retail customers, including an array of products that we develop, manufacture and distribute. To continue to grow our pet Rx medication, OTC medications and other health and wellness product offerings, we invest in research and development on an ongoing basis. We use a combination of in-house specialists, third-party consultants and animal health research and development experts to expand our proprietary value-branded portfolio and develop next-generation versions of our current pet products.

In addition, we have leveraged our market position to emerge as an attractive partner for outside research and development researchers and entrepreneurs developing new products and technologies in the strategic pet health and wellness field. We believe these scientists and entrepreneurs seek out our partnership on innovative products given our experience in proprietary value-branded manufacturing and relationships with key retail channel contacts. Our process of assessing partnerships with any outside research and development opportunity includes performing our own internal research and development review, testing and quality control procedures.

Channels

Traditional industry sales channels for pet Rx medications, OTC medications, and other health and wellness products include sales through the veterinarian, retail and e-commerce channels, depending primarily on the product involved.

Historically, pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail outlets, which offer consumers access to these products at lower prices and in more convenient locations. Our retail channel sales are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Walmart, Target and Kroger); (ii) club stores (e.g., Sam’s Club, Costco Wholesale and BJ’s Wholesale Club); (iii) pet specialty stores (e.g., PetSmart, Petco and independent pet stores); (iv) e-commerce; and (v) independent pharmacies. E-commerce grew by over 300% in 2017 when compared to 2016.  The Company will continue to grow its e-commerce business in line with total market growth in this channel by supporting its retail partners’ channel strategies and partnering with leading online retailers.

We believe we are a key participant in the sales growth of pet medication products to the retail channel.

Customers

As of December 31, 2017, approximately 98% of 2017 and 2016 net sales were generated from customers located in the United States and Canada, with the remaining 2% from foreign locations during each period. Our customers are primarily national superstore chains and national pet superstore chains, such as Walmart, Sam’s Club, Costco, PetSmart, Petco, Kroger, Target, and BJ’s Wholesale Club. We supply each of these customers on a national basis. Our largest retail customers are Walmart and Sam’s Club, which represented 30% and 16%, respectively of our net sales in 2017 and 33% and 21%, respectively, of our net sales in 2016. In addition, Anda Inc. (“Anda”), which distributes our products to pharmacies, accounted for 15% of our net sales in 2017 and 2016. Anda only purchases products that are actively being sold through to retailers. No other customer accounted for more than 10% of our net sales in 2017 or 2016.

At each of our top customers, we sell to several individual departments represented by different buying groups, such as pharmacy, treats, and pet supplies.

Additionally, we develop strong and lasting relationships with our pharmacy customers by leveraging our product breadth and expertise, superb customer care and support. Pharmacy customers have a higher barrier to entry than other retail customers as they are a highly regulated segment of the retail channel. We believe that, because of such regulation, our pharmacy customers appreciate our focus on integrating our systems with theirs, including interfacing delivery schedules and traceability, which is a key requirement for any major pharmacy retailer. In addition, we try to continually strengthen our pharmacy relationships by providing a variety of value-added services to the pharmacies. These services may include computer programs, training opportunities and web-based customer support.

Finally, we believe that our level of customer care is critical in retaining and expanding our relationships with our key customers. Our in-house customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge, computer usage and customer service tips. Our customer care representatives promptly respond to customer inquiries related to products, order status, prices and shipping. We believe that our customer care representatives are a valuable source of feedback regarding customer satisfaction.

Supply Chain

Proprietary Value-Branded Products

None of our suppliers for proprietary value-branded products are individually significant. Our proprietary value-branded products are currently manufactured by us at our facilities in Daytona Beach, Florida and Springville, Utah and through a network of manufacturing facilities owned and operated by contract manufacturing partners across the United States and in Europe. We expect that the combined capacities of our facilities and those of our contract manufacturing partners will meet our forecasted needs for our proprietary value-branded products for the foreseeable future.

Distributed Products

We purchase branded and other products that we distribute, but do not manufacture, from a variety of sources in the United States and Europe, including certain manufacturers and licensed distributors. We believe that having strong relationships with our suppliers will ensure the availability of an adequate volume of products ordered by our retail customers and will enable us to provide more and better product information.

Fulfillment, Warehousing and Shipping

To accomplish efficient fulfillment for Rx medication products across the United States, we utilize our established medication distribution channels with our distribution partner, Anda. We have entered into a five-year contract with Anda, which automatically renews for successive two year terms.

For most products, our in-house fulfillment and distribution operations manage the entire supply chain, beginning with the placement of the order, continuing through order processing and then fulfilling and shipping of the product to the customer. All customer orders are processed by our customer service team. We inventory our products at, and fill most customer orders from, our distribution centers in Daytona Beach, Florida and Springville, Utah. We also use third-party warehouse providers to fulfill a small amount of our orders. We ship our products using common carriers.

For products sold into local and regional pet specialty retailers, we work with our distribution partner, Phillips Pet Food & Supplies (“Phillips”), one of the largest distributors to independent pet stores in the country. Phillips buys our products directly and resells them to independent pet specialty retailers.

Product Quality and Safety

We believe that product safety and quality are critical. We have developed, implemented and enforced a robust product safety and quality program. We have established critical control points throughout the entire supply chain from ingredient sourcing to finished goods to ensure compliance with our quality program.

The food safety program at our Utah plant, where our pet treats are made, is certified at Safe Quality Food Level II under the Global Food Safety Initiative Benchmarks. To achieve this qualification level, our Utah facility has been built to comply with particular food safety specifications and allows for correct airflow to prevent cross-contamination, among other things. This qualification level also requires us to have certain standard operating procedures in place written to Safe Quality Food code specifications, hold regular training seminars for manufacturing employees and maintain reporting documentation evidencing compliance with such standard operating procedures.

In addition, our safety and quality program includes strict guidelines for incoming ingredients, batching, processing, packaging and finished goods. As part of our focus on safety and quality, we have implemented batch and lot traceability controls across our manufacturing network, including at our manufacturing facilities, where such controls have been implemented into our enterprise resource planning system. These controls allow us to track and tie discreet, inbound raw material components through the manufacturing process to the ultimate finished product, allowing us to maintain and control all finished product lot details and quickly access process manufacturing details.

At the Florida facility where our Rx and OTC medications are held for distribution, we maintain a Veterinary Prescription Drug Wholesale Distributor license with the State of Florida Department of Business and Professional Regulation, which is the same government entity that regulates distribution facilities for human medications. In connection with our maintenance of this license, the State of Florida conducts random inspections of our facility. To pass these inspections, we must demonstrate safety compliance at the highest standard, including maintaining correct plant temperatures and environmental controls.

As described above, we use contract manufacturers to produce certain of our proprietary value-branded products. To ensure product quality, consistency and safety standards, we actively monitor each contract manufacturer’s operations through the standard operating procedures and facility audits described above.

All of our contract manufacturing facilities are required to have quality control standard operating procedures in place. We require our contract manufacturing facilities to maintain third-party certifications and pass our own quality system and safety audits, and for FDA-regulated products, to comply with the Good Manufacturing Practices of the FDA. Third-party certifications provide an independent and external assessment that a product and/or process complies with applicable safety regulations and standards, though a regulatory authority may disagree with that assessment. In addition, our quality control team conducts reviews of all aspects of our supply chain to ensure that ingredients, finished goods and manufacturing processes meet our strict safety and quality requirements and that all of our ingredients are rigorously tested prior to being used in our products.

Any consumer may call our customer service line, where we have trained representatives on staff. Any call reporting an adverse event relating to our products is further addressed by our third-party vendor, SafetyCall, through its own on-site veterinarians. On a quarterly basis, we submit filings in accordance with the EPA specifications reporting any adverse event associated with our flea and tick products.

Marketing and Advertising

Our marketing strategy largely focuses on building awareness and educating pet owners about our various brands and products. To accomplish this goal, we use a combination of television, digital marketing (e.g. digital coupons, display ads, pay per click, email), social media marketing and in-store displays and promotions. Our marketing message highlights the quality and cost-savings our products offer customers such as our proprietary, value-branded flea and tick products that contain the same active ingredients as leading brands at affordable prices.

Competition

The pet medication and health and wellness industry is highly competitive. We compete on the basis of product quality, product availability, quality, palatability, brand awareness, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Perrigo, Unicharm Company and Central Garden and Pet Company, all of which are larger than we are and have greater financial resources. We also face competition in our other pet health and wellness products category from companies such as Nestlé S.A. (“Nestlè”), Mars, Inc (“Mars”), Perrigo Company plc (“Perrigo”), and The J.M. Smucker Company (“Smucker”), all of which are larger than we are and have greater financial resources.

Our retail customers compete with online retailers and veterinarians for the sale of Rx and OTC pet medications and other health and wellness products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products during a veterinarian visit. In order to effectively compete with veterinarians, we and retail partners must continue to educate pet owners about the product availability, service and savings offered by purchasing pet medications and other health products in their retail stores.

With our acquisition of VIP, we will now compete directly with veterinarians. Our primary competitors for our veterinary clinics in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies such as Banfield Pet Hospitals, VCA Animal Hospitals, or Petco are developing or have developed networks of veterinary clinics in markets in which VIP currently operates.

Our Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “PetIQ,” “PetAction,” “Advecta,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “Minties,” “Vera,” “Delightibles” and “VetIQ,” all of which are registered with the U.S. Patent and Trademark Office. We also have numerous other trademark registrations and pending applications, in the U.S., Canada and Europe, for product names that are central to our branding. Our trademarks are valuable assets that reinforce our brand, our sub-brands and our consumers’ favorable perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.vetiq.com, www.advecta.com, www.delightibles.com and www.mintiestreats.com, that are important to the successful implementation of our marketing and advertising strategy. We also have patents and pending patent applications for products, formulas and packaging that we consider important to our business. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Government Regulation

Along with our contract manufacturers, ingredient and packaging suppliers and third-party shipping providers, we are subject to a broad range of laws and regulations, both in the U.S. and elsewhere, intended to protect public health and safety, natural resources and the environment. Our operations in the U.S. are subject to regulation by the FDA, the EPA, the Florida Department of Health and the USDA and by various other federal, state, local and foreign authorities regarding the manufacturing, processing, packaging, storage, distribution, advertising, labeling and export of our products, including drug and food safety standards.

All Rx animal drugs are required to be approved by the FDA through either a New Animal Drug Application or, in the case of generic Rx animal drugs, an Abbreviated New Animal Drug Application (“ANADA”). Two of our proprietary value-branded products, TruProfen and Heart Shield Plus, have been approved by the FDA under ANADAs submitted to the FDA by third parties. We have agreements with these third parties that hold approved ANADAs to private label or proprietary value-branded products under such ANADAs, However, the third parties that hold the ANADAs are ultimately responsible for compliance with regulatory obligations associated with these products.

In addition, our foreign subsidiaries are subject to the laws of the United Kingdom, the Republic of Ireland and the European Union, as well as provincial and local regulations.

Under various statutes and regulations, these agencies and authorities, among other things, (i) prescribe the requirements and establish the standards for quality and safety, (ii) regulate our marketing, advertising and sales to consumers and (iii) control the importing and exporting of our products. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States and elsewhere. In particular, certain of our pet medication products require FDA approval prior to marketing. To market such an FDA-regulated pet medicine, the FDA must approve a new animal drug application, or NADA, supported by data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication; or, in the case of generic versions of previously approved reference-listed pet medicines, the FDA an ANADA, supported by data to demonstrate, among other things, that the proposed generic product has the same active ingredients in the same concentration as the reference-listed product and is bioequivalent to the reference listed product. After approval, manufacturers are required to collect reports of adverse events and submit them on a regular basis to the FDA. Some of the products we distribute are marketed pursuant to approved ANADAs held by third parties with whom we contract to distribute those ANADA-approved products under our own label.

We are subject to labor and employment laws, safety and health regulations and other laws, including those promulgated by the EPA and the National Labor Relations Board. Our operations, and those of our contract manufacturers, ingredient and packaging suppliers and third-party shipping providers, are subject to various laws and regulations relating to worker health and safety matters as well as environmental and natural resource protection, including the availability and use of pesticides, emissions and discharges to the environment, and the treatment, handling, storage and disposal of materials and wastes. We monitor changes in these laws and believe that we are in material compliance with applicable laws and regulations. No assurance can be given, however, that material costs and liabilities will not arise in the future, such as due to a change in the law or the discovery of currently unknown conditions.

Certain states have laws, rules and regulations which require that veterinary medical practices be either wholly-owned or majority-owned by licensed veterinarians and that corporations which are not wholly-owned or majority-owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and provinces, we provide management and other administrative services to veterinary practices rather than owning such practices or providing such care. In some cases, in addition to providing management and administrative services we may lease the veterinary facility and equipment to the veterinary practice. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed.

In addition, all of the states in which we operate impose various registration permit and/or licensing requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal wellness centers are required to maintain valid state licenses to practice.

Our Corporate Information

PetIQ, Inc., a Delaware corporation, was incorporated in February 2016 for the purpose of completing our IPO and has had no business activities or transactions prior to July 20, 2017. PetIQ is a holding company and the sole managing member of  HoldCo, a Delaware limited liability company, founded in 2012. HoldCo is the sole member of PetIQ, LLC (“Opco”), an Idaho limited liability company and our predecessor for financial reporting purposes, and has no operations and no assets other than the equity interests of Opco. We are incorporated in Delaware and currently exist as a Delaware corporation.  Our principal executive offices are located at 500 E. Shore Dr., Eagle, Idaho 83616.  Our telephone number is 208-939-8900. The address of our corporate website is www.petiq.com, and our investor relations website is located at http://ir.petiq.com.  The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Available Information

Our Annual Reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, General Code of Ethics and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. You may read and copy any materials we file with the Securities and Exchang Commission (“SEC”) at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A – Risk Factors

Our business, results of operations and financial condition may be materially adversely affected by a number of factors, including the following:

Risks Related to Our Business and Industry

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets, such as the recent VIP Acquisition. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

∎	problems integrating the purchased business, facilities, technologies or products;

∎	issues maintaining uniform standards, procedures, controls and policies;

∎	unanticipated costs associated with acquisitions, investments or strategic alliances;

∎	diversion of management’s attention from our existing business;

∎	adverse effects on existing business relationships with suppliers, contract manufacturers, and retail customers;

∎	risks associated with entering new markets in which we have limited or no experience;

∎	potential loss of key employees of acquired businesses; and

∎	increased legal and accounting compliance costs.

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all or whether we will be able to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, results of operations and financial condition could be materially adversely affected.

Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required annually, or as facts and circumstances exist, to test goodwill and other intangible assets to determine if  impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in 2017, 2016 and 2015; however, we cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.

We may not be able to successfully integrate, manage and expand VIP’s business and operations.

As a result of the VIP Acquisition, the size of our business has expanded significantly and we have entered into a new line of business providing veterinary services. This will pose substantial challenges for our management, including the management of significantly expanded operations and associated increased cost and complexity. In addition, the provision of veterinary services is a regulated industry subject to numerous governmental regulations. Any failure to manage our expanded business or to realize the anticipated benefits of the VIP Acquisition could have a material adverse effect on our business, operating results and financial condition.

We are dependent on a relatively limited number of customers for a significant portion of our net sales.

Our two largest retail customers, Walmart and Sam’s Club, accounted for 30%  and 16% of our net sales in 2017,  33% and 21% of our net sales in 2016, and 39% and 21% of our net sales in 2015, respectively. No other retail customer has accounted for 10% or more of our net sales for these periods. In addition, Anda, which distributes our products to pharmacies, accounted for 15% of our net sales in 2017 and 2016 and 14% of our net sales in 2015. If we were to lose any of our key customers, if any of our key customers reduce the amount of their orders or if any of our key customers consolidate, reduce their store footprint and/or gain greater market power, our business, financial condition and results of operations may be materially adversely affected. We may be similarly adversely impacted if any of our key customers experience any financial or operational difficulties or generate less traffic.

In addition, we generally do not enter into long-term contracts with our retail customers. As a result, we rely on consumers’ continuing demand for our products and our position in the market for all purchase orders. If our retail customers change their pricing, margin expectations or business terms (including through the imposition of warehouse and other fees), change their business strategies as a result of industry consolidation or otherwise, reduce the number of brands or product lines they carry, decrease their advertising or promotional efforts for, or the amount of shelf space they allocate to, our products or allocate greater shelf space to other products, our net sales could decrease and our business, financial condition and results of operations may be materially adversely affected.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy, including introducing products and expanding into new markets, attracting new consumers to our brand and sub-brands, improving placement of our products in the stores of our retail customers and expanding our distribution. In particular, we recently began to expand our sales plan to include online sales through our retail partners. Our ability to implement this growth strategy depends, among other things, on our ability to:

∎	develop new proprietary value-branded products and product line extensions that appeal to consumers;

∎	continue to effectively compete in our industry;

∎	increase our brand and sub-brand recognition by effectively implementing our marketing strategy and advertising initiatives;

∎	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

∎	expand and maintain brand and sub-brand loyalty;

∎	secure shelf space in the stores of our retail customers; and

∎	enter into distribution and other strategic arrangements with traditional retailers and other potential distributors of our products.

We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

We have incurred net losses in the past and may be unable to sustain profitability in the future.

We incurred net losses of $3.4 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $22.4 million including the operations of HoldCo prior to our IPO. We expect to continue to incur significant product commercialization and regulatory, sales and marketing and other expenses. In addition, our general and administrative expenses increased following our IPO due to the additional costs associated with being a public company. The net income we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to sustain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. Our failure to maintain profitability could negatively impact the value of our Class A common stock.

If we continue to grow rapidly, we may not be able to manage our growth effectively.

Our historical rapid growth has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we would likely require more resources to grow and continue to improve our operational, management and financial controls. If we are not able to manage our growth effectively, our business, financial condition and results of operations may be materially adversely affected.

We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively.

The pet health and wellness industry is highly competitive. We compete on the basis of product and ingredient quality, product availability, palatability, brand awareness, loyalty and trust, product variety and innovation, product packaging and design, shelf space, reputation, price and convenience and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet health and wellness products, including online distributors and veterinarians. We face direct competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers, such as Perrigo, Unicharm Company and Central Garden and Pet Company, all of which are larger than we are and have greater financial resources. We also face competition in our other pet health and wellness products category from companies such as Nestlé, Mars, and Smucker, all of which are larger than we are and have greater financial resources.

Although we do not compete with various human drug distributors today, we have no way to guarantee that they will not enter into the market in the future. These distributors, such as McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., are larger than we are and have greater financial resources than we do.

These competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet health and wellness industry. If these or other competitive pressures cause our products to lose market share or experience margin erosion, our business, financial condition and results of operations may be materially adversely affected.

We face significant competition from veterinarians and may not be able to compete profitably with them.

We compete indirectly with veterinarians for the sale of pet medications and other health and wellness products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. In addition, with the completion of the VIP Acquisition, we now manage a significant number of veterinarians, both as employees and as independent contractors, and now compete directly with the veterinarians for the provision of veterinarian services.  In order to effectively compete with veterinarians in the future, we may be required to incur additional costs for marketing, promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations.

Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners to purchase from retailers and pharmacies could cause our net sales to decrease and could materially adversely affect our financial condition and results of operations.

Since we began our operations some veterinarians have resisted providing, or simply refuse to provide, pet owners with a copy of their pet’s prescription or authorizing the prescription to an outside pharmacy, thereby effectively preventing outside pharmacies from filling such prescriptions under state law. We have also been informed by customers and consumers that veterinarians on certain occasions have tried to discourage pet owners from purchasing from the retail channel. If the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from outside retailers and pharmacies, our net sales could decrease and our financial condition and results of operations may be materially adversely affected.

Any damage to our reputation or our brand or sub-brands may materially adversely affect our business, financial condition and results of operations.

Maintaining, developing and expanding our reputation with consumers, our retail customers and our suppliers is critical to our success. Our brand and sub-brands may suffer if our marketing plans or product initiatives are not successful. The importance of our brand and sub-brands may decrease if competitors offer more products with formulations similar to the products that we manufacture. Further, our brand and sub-brands may be negatively impacted due to real or perceived quality issues or if consumers perceive us as being untruthful in our marketing and advertising, even if such perceptions are not accurate. Product contamination, the failure to maintain high standards for product quality, safety and integrity, including raw materials and ingredients obtained from suppliers, or allegations of product quality issues, mislabeling or contamination, even if untrue or caused by our contract manufacturing partners or raw material suppliers, may reduce demand for our products or cause production and delivery disruptions. We maintain guidelines and procedures to ensure the quality, safety and integrity of our products. However, we may be unable to detect or prevent product and/or ingredient quality issues, mislabeling or contamination, particularly in instances of fraud or attempts to cover up or obscure deviations from our guidelines and procedures. If any of our products become unfit for consumption, cause injury or are mislabeled, we may have to engage in a product recall and/or be subject to liability. Damage to our reputation or our brand or sub-brands or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and our business, financial condition and results of operations may be materially adversely affected.

Our growth and business are dependent on trends that may change, and our historical growth may not be indicative of our future growth.

The growth of our business depends primarily on the continued shift from consumers purchasing pet health and wellness products from veterinarians to purchasing such products through traditional retail channels, growth of the pet health and wellness products market and popularity of pet ownership, as well as on general economic conditions. These trends may not continue or may change. In the event of a decline in consumers purchasing pet health and wellness products through traditional retail channels, a change in pet health and wellness trends or a decrease in the overall number of pets, or during challenging economic times, we may be unable to persuade our retail customers and consumers to purchase our products, and our business, financial condition and results of operations may be materially adversely affected and our growth rate may slow or stop.

There may be decreased spending on pets in a challenging economic climate.

The United States has from time to time experienced challenging economic conditions, and the global financial markets have recently undergone and may continue to experience significant volatility and disruption. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a slow-down in the general economy may cause a decline in demand for our products. In addition, we cannot predict how worsening economic conditions would affect our retail customers and suppliers, generally. If economic conditions result in decreased spending on pets and have a negative impact on our retail customers and suppliers, our business, financial condition and results of operations may be materially adversely affected.

Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs and incentives.

Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our products through television, internet and print advertisements as well as through trade promotions and incentives to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our customers, competitors and other companies that manufacture and/or distribute pet health and wellness products. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in industry marketing strategies, our business, financial condition and results of operations may be adversely affected.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

Our products may be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products in order to protect our brand or reputation if we determine that they do not meet our standards, whether for quality, palatability, appearance or otherwise. If there is any future product recall or withdrawal, it could result in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation and lost sales due to the unavailability of the product for a period of time, and our business, financial condition and results of operations may be materially adversely affected. In addition, a product recall or withdrawal may require significant management attention and could result in enforcement action by regulatory authorities.

We also may be subject to product liability claims if the consumption or use of our products is alleged to cause injury or illness. Although we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. If we are subject to substantial product liability claims in the future, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage. This could result in future product liability claims being uninsured. If there is a product liability judgment against us or a settlement agreement related to a product liability claim, our business, financial condition and results of operations may be materially adversely affected. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending claims rather than operating our business.

To the extent our retail customers purchase products in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as our retail customers seek to reduce their inventory levels.

From time to time, our retail customers may purchase more products than they expect to sell to consumers during a particular time period. Our retail customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other incentives. Our retail customers may also increase inventory in anticipation of a price increase for our products, or otherwise over-order our products as a result of overestimating demand for our products. If a retail customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then our net sales during the subsequent reporting period may be adversely impacted as our retail customers seek to reduce their inventory to customary levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent our retail customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our net sales and results of operations may be materially adversely affected in that or subsequent periods.

We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.

We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our retail customers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity (whether our own manufacturing capacity or contract manufacturing capacity) in order to meet the demand for our proprietary value-branded products, which could prevent us from meeting increased retail customer or consumer demand and harm our brand, our sub-brands and our business. If we do not accurately align our manufacturing capabilities with demand, our business, financial condition and results of operations may be materially adversely affected.

If for any reason we were to change any one of our contract manufacturers, we could face difficulties that might adversely affect our ability to maintain an adequate supply of our proprietary value-branded products, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from our current contract manufacturers, which in turn would increase our costs.

In addition, we must continuously monitor our inventory and product mix against forecasted demand. If we underestimate demand, we risk having inadequate supplies. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase and our profit margins could decrease.

We rely on our contract manufacturing partners to produce a portion of our products and disruptions in our contract manufacturers’ systems or events outside our control could increase our cost of sales, adversely affect our net sales and injure our reputation and customer relationships, thereby harming our business.

We have agreements with contract manufacturers, who produce a portion of our proprietary value-branded products. The loss of any of these contract manufacturers or the failure for any reason of any of these contract manufacturers to fulfill their obligations under their agreements with us, including a failure to meet our quality controls and standards, may result in disruptions to our supply of products. We may be unable to locate an additional or alternate contract manufacturing arrangement in a timely manner or on commercially reasonable terms, if at all. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s level of expertise, quality control, responsiveness and service, financial stability and labor practices.

Moreover, in the event of a disruption in our contract manufacturers’ systems, we may be unable to locate alternative manufacturers of comparable quality at an acceptable price, or at all. The manufacture of our products may not be easily transferable to other sites in the event that any of our contract manufacturers experience breakdown, failure or substandard performance of equipment, disruption of supply or shortages of raw materials and other supplies, labor problems, power outages, adverse weather conditions and natural disasters or the need to comply with environmental and other directives of governmental agencies. From time to time, a contract manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of products or require that we incur additional expense by providing financial accommodations to the contract manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new contract manufacturing arrangement with another provider. Any delay, interruption or increased cost in the proprietary value-branded products that might occur for any reason could affect our ability to meet customer demand for our products, adversely affect our net sales, increase our cost of sales and hurt our results of operations. In addition, manufacturing disruption could injure our reputation and customer relationships, thereby harming our business.

We currently purchase our distributed Rx and OTC medications from manufacturers and licensed distributors. We do not have any guaranteed supply of medications at any pre-established prices.

We cannot guarantee that we will be able to purchase an adequate supply of Rx and OTC medications from manufacturers and licensed distributors to meet our customers’ demands, or that we will be able to purchase these medications at competitive prices. As these medications represent a significant portion of our net sales, our failure to fill customer orders for these medications could adversely impact our net sales. If we are forced to pay higher prices for these medications to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications. Additionally, in the event that the manufacturers of these Rx and OTC medications take action to prohibit our licensed distributors from selling such medications to us entirely, or dictate the pricing at which our licensed distributors sell such medications to us or that our retail customers sell such medications to end consumers, our financial condition and results of operations could be materially and adversely affected.

If any of our independent transportation providers experience delays or disruptions, our business could be adversely affected.

We currently rely on independent transportation service providers both to ship products to our manufacturing and distribution warehouses from our third-party suppliers and contract manufacturers and to ship products from our manufacturing and distribution warehouses to our retail customers. Our utilization of these delivery services, or those of any other shipping companies that we may elect to use, is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the shipping company’s ability to provide delivery services sufficient to meet our shipping needs. If any of the foregoing occurs, our business, financial condition and results of operations may be materially adversely affected.

The growth of our business depends in part on our ability to introduce new products and improve existing products, and our research and development and partnership efforts may fail to generate new product developments.

A key element of our growth strategy depends on both our existing product portfolio and our ability to develop and market new products and improvements to our existing products, including those that we may develop through partnerships. The success of our innovation and product development efforts is affected by the technical capability of our product development staff and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs and the success of our management and sales team in introducing and marketing new products.

We may be unable to determine with accuracy when or whether any of our products now under development will be approved or launched, and we may be unable to develop or otherwise acquire product candidates or products. Additionally, we cannot predict whether any such products, once launched, will be commercially successful. Furthermore, the timing and cost of our R&D initiatives may increase as a result of additional government regulation or otherwise, making it more time-consuming and/or costly to research, test and develop new products. If we are unable to successfully develop or otherwise acquire new products, our financial condition and results of operations may be materially adversely affected.

Failure to protect our intellectual property could harm our competitive position or require us to incur significant expenses to enforce our rights.

Our success depends in part on our ability to protect our intellectual property rights. Our trademarks such as “PetIQ,” “PetAction,” “Advecta,” “PetLock,” “HeartShield,” “TruProfen,” “Betsy Farms,” “Minties,” “Vera,” “Delightibiles,” “VetIQ” and others are valuable assets that support our brand, sub-brands and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and/or processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property rights and trade secrets in foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We have obligations to respect third-party intellectual property. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us, our suppliers, or our retail customers and may continue to do so in the future. For example, Bayer Healthcare, Inc. filed suit against Cap IM Supply, Inc. (“Cap IM”), our supplier of Advecta 3 and PetLock MAX, alleging that these products infringed Bayer’s intellectual property and seeking damages and to enjoin Cap IM from selling Advecta 3 and PetLock MAX to us. See “Item 3—Legal Proceedings”. Although we believe that our products and manufacturing processes do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions of infringement of other parties, we may from time to time be found to infringe on the proprietary rights. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent application is published, and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. Such claims that our products or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. In part due to the complex technical issues and inherent uncertainties in intellectual property litigation, we cannot predict whether we will prevail in such proceedings. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•	Pay substantial damages (potentially treble damages in the United States);
•	cease the manufacture, use or sale of the infringing products;
•	discontinue the use of the infringing processes;
•	expend significant resources to develop non-infringing processes;
•	expend significant resources to litigate matters or to develop non-infringing processes; and
•	enter into licensing arrangements with the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all.

If any of the foregoing occurs, our ability to compete could be affected and our business, financial condition and results of operations may be materially adversely affected.

Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, financial condition and results of operations.

From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims and proceedings may be brought by third parties, including our customers, employees, governmental or regulatory bodies or competitors. Defending against such claims and proceedings, regardless of their merits or outcomes, is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our reputation could be affected and our business, financial condition and results of operations could be materially adversely affected.

A failure of one or more key information technology systems, networks or processes may materially adversely affect our ability to conduct our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, accounting and financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate and support our information technology systems. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and computer viruses. The failure of our information technology systems to perform as a result of any of these factors or our failure to effectively restore our systems or implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information. Further, to the extent that we have customer information in our databases, any unauthorized disclosure of, or access to, such information could result in claims under data protection laws and regulations and could damage our reputation and result in lost sales. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

We are subject to extensive and ongoing governmental regulation and we may incur material costs in order to comply with existing or future laws and regulations, and our failure to comply may result in enforcement, recalls and other adverse actions or significant penalties.

We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and safety, natural resources and the environment. See “Business—Government Regulation.” Our operations are subject to extensive and ongoing regulation by the FDA, EPA, the U.S. Department of Agriculture (the “USDA”), the Florida Department of Health and by various other federal, state, local and foreign authorities regarding the manufacturing, processing, packaging, storage, distribution, advertising, labeling and import and export of our products, including drug and food safety standards. Our operations also are subject to regulation regarding the availability and use of pesticides, emissions and discharges to the environment, and the treatment, handling, storage and disposal of materials and wastes. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially adversely affect our business, financial condition and results of operations.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

∎	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

∎	fines, warning letters or holds on target animal studies;

∎	refusal by applicable regulatory authorities to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

∎	product seizure or detention, or refusal to permit the import or export of products; and

∎	injunctions or the imposition of civil or criminal penalties.

Regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any current or future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business.

Our business is also affected by export and import controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which may slow or otherwise restrict imports or exports, may adversely affect our business, financial condition and results of operations.

Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines or penalties against us, revocation or modification of applicable permits, environmental investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against or restrictions on operations that are not in compliance, among other things. Liability may be imposed under some laws and regulations regardless of fault or knowledge and regardless of the legality of the original action. These laws and regulations, or their interpretation, may change in the future and we may incur (directly, or indirectly through our contract manufacturers) material costs to comply with current or future laws and regulations or in any required product recalls.

Certain states have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

All of the states in which we operate impose various registration permit and/or licensing requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal hospitals are required to maintain valid state licenses to practice.

Failure to comply with federal, state and international laws and regulations relating to permit and/or licensing requirements, or the expansion of existing or the enactment of new laws or regulation relating to permit and/or licensing requirements, could adversely affect our business and our financial condition.

We strive to comply with all applicable laws, regulations and other legal obligations relating to permit and/or licensing requirements. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our filed permits and licenses with any applicable federal, state or international related laws, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to permit and/or licensing requirements. In addition, various federal, state and foreign legislative and regulatory bodies may expand existing laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding permit and/or licensing requirements. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and results of operations.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction. All of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal hospitals are required to maintain valid state licenses to practice.

Our success depends on our ability to attract and retain key employees and the succession of senior management.

Our continued growth and success requires us to hire, retain and develop our leadership team. If we are unable to attract and retain talented, highly qualified senior management and other key executives, as well as provide for the succession of senior management, our growth and results of operations may be adversely impacted.

If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially adversely affected.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness.

Our credit facility restricts our ability to take these actions and we may not be able to affect any such alternative measures on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, the lenders under our senior secured credit facilities can terminate their commitments to loan money, can declare all outstanding principal and interest to be due and payable, foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition, any downgrade of our debt ratings by any of the major rating agencies, which could result from our financial performance, acquisitions or other factors, would also negatively impact our access to additional debt financing (including leasing) or refinancing on favorable terms, or at all. Even if we are successful in taking any such alternative actions, such actions may not allow us to meet our scheduled debt service obligations and, as a result, our business, financial condition and results of operations may be materially adversely affected.

Risks Related to Our Company and Our Organizational Structure

Our principal asset is our interest in HoldCo, and, accordingly, we depend on distributions from HoldCo to pay our taxes and expenses. HoldCo’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests of HoldCo. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of HoldCo and its subsidiaries and distributions we receive from HoldCo. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.

HoldCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of HoldCo. Under the terms of the HoldCo Agreement, HoldCo will be obligated to make tax distributions to holders of LLC Interests, including us. These tax distributions are funded from available cash of HoldCo and its subsidiaries. These tax distributions will be computed, for us, based on our actual tax liability as a result of the net taxable income allocated to us as a result of owning interests in HoldCo and, for all Continuing LLC Owners, based on the net taxable income of HoldCo allocated to such holder of LLC Interests multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual resident in New York, New York (taking into account the deductibility of state and local taxes and other applicable adjustments). In addition to tax expenses, we will also incur expenses related to our operations. We intend, as its managing member, to cause HoldCo to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses. However, HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which HoldCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering HoldCo insolvent. Our credit agreement does not currently restrict our ability to make tax distributions, nor do we expect that it (or any successor thereto) should do so after the consummation of the Transactions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.  In addition, if HoldCo does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of HoldCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of HoldCo, we will control and operate HoldCo. On that basis, we believe that our interest in HoldCo is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of HoldCo, our interest in HoldCo could be deemed an “investment security” for purposes of the 1940 Act.

We and HoldCo intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of the Company more difficult without the approval of our board of directors. Among other things:

∎	a staggered board of directors;

∎	removal of directors, only for cause, by a supermajority of the voting power of stockholders entitled to vote;

∎	a provision denying stockholders the ability to call special meetings;

∎	a provision denying stockholders the ability to act by written consent;

∎	provisions waiving the corporate opportunity doctrine with respect to Certain Sponsors and their affiliates;

∎	advance notice requirements for stockholder proposals and nominations;

∎	amendment of our amended and restated charter by a supermajority of the voting power of stockholders entitled to vote; and

∎	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change of control of our Company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. In addition, because we are incorporated in Delaware, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”).

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our Class A common stock, which may reduce its value.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

∎	changes in the valuation of our deferred tax assets and liabilities;

∎	expected timing and amount of the release of any tax valuation allowances;

∎	tax effects of stock-based compensation; or

∎	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a

“worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our projection of minimal cash taxes or to our deferred tax assets. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact  recognized in our tax expense in the year of enactment.

Risks Related to Ownership of Our Class A Common Stock

Our equity sponsors and management team, individually or in the aggregate, have significant influence over us and their respective interests may conflict with yours in the future.

As of December 31, 2017 our equity sponsors, Eos, Labore and Porchlight, beneficially owned approximately 40.2%,  0%, and 2.3%, respectively, of our outstanding Class A common stock, approximately 0%, 30.4% and 17.8%, respectively, of our outstanding Class B common stock and approximately 24.7%, 11.7% and 8.3%, respectively, of the total voting power. As a result, our equity sponsors have, individually or in the aggregate, the ability to significantly influence all matters submitted to our stockholders for approval, including:

∎	changes to the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

∎	proposed mergers, consolidations or other business combinations; and

∎	amendments to our certificate of incorporation and bylaws, which govern the rights attached to our shares of common stock.

This concentration of ownership of shares of our Class A and Class B common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of shares of our Class A common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our Class A common stock. The interests of our equity sponsors may not always coincide with the interests of the other holders of our Class A common stock. This concentration of ownership may also adversely affect our stock price.

In the ordinary course of their business activities, any one of our equity sponsors and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our equity sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Each of our equity sponsors also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, any one of our equity sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

The Holders of our Class B common stock own LLC Interests in HoldCo, and have the right to redeem their interests in HoldCo for shares of Class A  common stock or cash, which could dilute our Class A stockholders.

At December 31, 2017 we had an aggregate of 8,268,188 shares of Class A common stock issuable, at our election, upon redemption of HoldCo LLC Interests by holders of our Class B common stock.  In connection with our IPO, we entered into the HoldCo LLC Agreement, and subject to certain restrictions set forth therein, the holders of our Class B common stock are entitled to have their LLC Interests redeemed from time to time at each of their options, at our election for Class A shares of common stock or cash. In addition, we issued shares of our Clas B common stock and LLC Interests in connection with the VIP Acquisition and expect to issue additional shares of Class B common stock in connection therewith following our 2018 Annual Meeting of Stockholders. The holders of our Class B common stock may exercise their redemption rights for as long as their common units remain outstanding. We also have entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon such redemption will be eligible for resale, subject to certain limitations set forth therein.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we will not be required to hold nonbinding advisory votes on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved. We currently intend to take advantage of the reduced disclosure requirements regarding executive compensation. If we remain an “emerging growth company” after 2017, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We may remain an “emerging growth company” until December 31, 2022, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if we become a large accelerated filer, (ii) if our gross net sales exceeds $1.07 billion in any year or (3) if we issue more than $1.07 billion in non-convertible notes in any three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline and/or become more volatile.

We will incur increased costs and become subject to additional regulations and requirements as a result of becoming a newly public company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.

As a newly public company, we will incur significant legal, accounting and other expenses that we did not incure  as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and NASDAQ. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and, potentially, civil litigation.

The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments and adverse publicity about our industry in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because we have no current plans to pay cash dividends on our Class A common stock, stockholders may not receive any return on investment unless such holders sell their Class A common stock for a price greater than that which they paid for it.

We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our senior secured credit facilities and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new product launches;
•	the timing and extent of customer inventory management decisions;
•	our ability to procure product in a cost effective manner;
•	expansion to new customers or product catagories
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to use of pet products outside the veterinary channel; and
•	taxes

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our flea and tick business is most significant in the second and third quarters.  Adverse weather conditions may also affect customer traffic to our customers or our ability to meet customer delivery requiments.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until 2019. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of 2019 or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 2 -  Properties

The following table sets forth the location, size, use and lease expiration date of our key properties as of December 31, 2017.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2019
Eagle, Idaho	8,300 square feet	Corporate headquarters	April 30, 2018
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2019
Eagle, Idaho	14,000 square feet	Corporate Headquarters	Owned
Various	10,000 square feet	Veterinary clinics	Varies 2023

We are obligated under non-cancelable leases for our facilities.  Our leases have varying terms, typically with three to five year renewal options.  We purchased a building for use as corporate headquarters during 2017, and will relocate all corporate employees to the Eagle, Idaho building in 2018.

In 2017, we entered into several leases for retail space in anticipation of opening veterinarian clinics within or near several of our retail partners starting in the first quarter of 2018.  These clinics range from 800 to 1,500 square feet, typically carry a five year term with various extension and early termination options, and require a fixed monthly base rent amount in addition to a percentage of gross sales above a threshold.

In addition, through the VIP Acquisition, we assumed a number of leases for commercial and industrial space.  These leases are for VIP’s corporate facilities as well as their regional district offices and warehouse space, are located throughout the United States, and encompass approximately 150,000 square feet of space.  These leases expire at various dates between 2018 and 2023 and generally contain renewal options.

We believe that our current properties, with the addition of VIP properties, are adequate for our intended purposes and represent sufficient capacity for our near term plans.

Item 3 – Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation described below, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer has filed a motion for preliminary injunction, which motion was argued in February 2018.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM and to us. The case is presently scheduled for trial in February 2019.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at December 31, 2017 and December 31, 2016, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on The NASDAQ Global Select Market (“Nasdaq”) under the symbol “PETQ” and has traded since July 26, 2017, the date of our IPO.  Prior to July 26, 2017, we did not have publicly traded stock.

The following table presents information on the high and intraday low sales price per share as reported on the Nasdaq for our Class A common stock for the periods indicated:

Fiscal Year Ended December 31, 2017	High	Low
Period from July 26, 2017 to September 30, 2017	$28.23	$20.81
Fourth Quarter	$27.76	$17.03

  On March 12, 2018, the last reported sale price for our Class A common stock on Nasdaq was $22.93 per share.   There were approximately 28 holders of record of our Class A common stock and 52 holders of record of our Class B common stock.  The holders of our Class B common stock also hold LLC interests in HoldCo.  There is no public market for these shares.  A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.

Use of Proceeds from Public Offering of Class A Common Stock

On July 26, 2017 we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-218955) which was declared effective on July 20, 2017. Under the Registration Statement, we sold 7,187,500 shares of our Class A common stock at a price of $16.00 per share. This included 937,500 shares issued and sold by us pursuant to the over-allotment option granted to the underwriters.  We received gross proceeds of approximately $115.0 million, which were used to (i) pay off preference notes in the aggregate amount of $56.0 million, (ii) purchase 3,556,666 newly issued LLC Interests from HoldCo at a purchase price per interest equal to $16.00 per unit, and (iii) purchase 133,334 LLC Interests from Continuing LLC Owners at $16.00 per unit. We caused HoldCo to use the proceeds from the sale of the LLC interests to (i) pay the underwriting discounts and commissions in connection with the offering, (ii) pay fees and expenses connection with the offering and (iii) to utilize $45.9 million for general corporate purposes

Unregistered Sales of Equity Securities

Simultaneously with the consummation of our IPO, we issued to the Continuing LLC Owners 8,401,521 shares of Class B common stock. The issuances of the Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Dividend Policy

We have not historically paid cash dividends on our common stock, and have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our senior secured credit facilities and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities

Immediately subsequent to the completion of our IPO, the Company purchased 133,334 Class B shares and corresponding LLC Interests from certain executive officers.

Stock Performance Graph

The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless and only to the extent that, the Company specifically incorporates it by reference.

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from July 26, 2017 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2017. Although our common stock was initially listed at $16.00 per share on the date our common stock was first listed on the NASDAQ, July 26, 2017, the $16.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $23.64 on July 26, 2017 and in the NASDAQ Composite and the Russell 2000 on July 26, 2017 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	PetIQ	NASDAQ Composite	Russell 2000
26-Jul-17	$100.00	$100.00	$100.00
31-Aug-17	106.01	100.09	97.43
30-Sep-17	114.55	101.14	103.37
31-Oct-17	101.78	104.75	104.18
30-Nov-17	93.82	107.03	107.06
31-Dec-17	92.39	107.48	106.46

Item 6 – Selected Financial Data –

	Fiscal Year Ended December 31,
$'s in 000's, except for per share amounts	2017	2016	2015
Statements of Operations Data:
Net sales	$266,687	$200,162	$205,687
Gross Profit	51,194	32,547	39,158
Operating income	13,289	702	3,570
Interest expense	(1,563)	(3,058)	(3,545)
Loss on extinguishment of debt	-	(1,681)	(1,449)
Income (loss) before income taxes	11,787	(3,395)	(1,349)
Provision for income taxes	(3,970)	-	-
Net income (loss)	$7,817	$(3,395)	$(1,349)
Net income (loss) attributable to non-controlling interests	11,310	(3,395)	(1,349)
Net loss attributable to PetIQ Inc.	$(3,493)	$-	$-

Basic income per common share(1)	$(0.26)	$-	$-
Diluted income per common share(1)	$(0.26)	$-	$-
Basic weighted average shares(1)	13,222,583	-	-
Diluted weighted average shares(1)	13,222,583	-	-

Balance Sheet Data (end of period):
Cash and cash equivalents	$37,896	$767	$3,250
Working capital	90,684	43,462	49,153
Property, plant, and equipment, net	15,000	13,044	12,960
Total assets	140,845	81,330	92,335
Total debt, including current maturities	19,298	29,466	34,953
Stockholders'/Members equity	104,844	40,982	46,275

Other Data:
Depreciation and amortization	3,400	2,982	2,577
Capital expenditures	(4,131)	(2,041)	(1,550)

(1)	Number of shares out standing and earnings per share prior to our IPO on July 26, 2017 are not reported, see Note 7 in the accompanying consolidated financial statements.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PetIQ, Inc. was formed February 29, 2016 and prior to the IPO had not conducted any activities, other than (i) those incident to its formation, (ii) the merger transactions resulting in it holding interests, indirectly through its wholly-owned subsidiaries, in Opco and (iii) the preparation of the IPO registration statement. We conduct our business through  PetIQ, LLC and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business

Overview

PetIQ is a rapidly growing pet health and wellness company providing convenient access and affordable choices to veterinary services and a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. Through our retail relationships, we encourage pet owners to regularly visit their veterinarian and educate them about the importance of veterinarian-grade products.

Our sales occur predominantly in the U.S. and Canada. Approximately 98% of our year ended December 31, 2017 and fiscal 2016 net sales were generated from customers located in the United States and Canada (“Domestic”), with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Domestic; and (ii) International. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.  In our judgment, because our operations in the U.S. and Canada comprise 98% of our net sales, it is appropriate to view our operations as a whole, which is the approach maintained throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On January 17, 2018, we acquired Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP,” and such acquisition, the “VIP Acquisition”). The aggregate consideration, comprised of (i) $100 million in cash (ii) 4,200,000 membership units of Holdings (the “LLC Units”) and 4,200,000 shares of Class B common stock, $0.001 par value per share, of the Company (the “Class B Issuance” and together with the LLC Units, the “Equity Consideration”) and (iii) promissory notes consisting of (A) a $10.0 million note payable 5 years and 6 months after the closing, which shall accrue interest quarterly in arrears at a rate of 6.75% per annum, (B) a $10.0 million note payable 5 years and 6 months after the closing if PetIQ and its consolidated subsidiaries have EBITDA of $40.0 million for the year ending December 31, 2018, which, if payable, shall accrue interest quarterly in arrears at a rate of 6.75% per annum beginning on the first anniversary of the closing, and (C) a $10.0 million note payable 5 years and 6 months after the closing if PetIQ and its consolidated subsidiaries have EBITDA of $50.0 million for the year ending December 31, 2019, which, if payable, shall accrue interest quarterly in arrears at a rate of 6.75% per annum beginning on the second anniversary of the closing; provided that such note shall also become payable if PetIQ and its consolidated subsidiaries have EBITDA of $50.0 million for the year ending December 31, 2018. VIP provides a comprehensive suite of services at community clinics and wellness centers hosted at local pet retailers across 31 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. VIP’s veterinary services and products align with PetIQ’s corporate strategy and mission to improve pet health by providing consumers convenient access and affordable choices to a broad portfolio of pet health and wellness solutions. In 2017, VIP saw approximately one million pets through network of community clinics.

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

Key factors that may affect our future sales growth include: new product introductions; expansion into e-commerce and other customer bases; expansion of items sold to existing customers, addition of new retail customers and the ability to maintain pricing levels necessary for profitability; aggressive pricing by our competitors; and whether we can maintain and develop positive relationships with key retail customers, such as Walmart and Sam’s Club.

While most of our products are sold consistently throughout the year, we experience seasonality in the form of increased retailer demand for our flea and tick product offerings in the first two quarters of the year in preparation for increased consumer demand during the summer months.

Our products are primarily consumables and, as such, they experience a replenishment cycle.

Gross Profit

Gross profit is our net sales less cost of sales. Our cost of sales consists primarily of costs of raw goods, finished goods packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. Since our inception in 2010, we have worked closely with our contract manufacturers to negotiate lower costs through increased volume of purchases and price negotiations. The gross margin on our proprietary value-branded products is higher than that on products from leading national brands that we distribute. For such distributed products, our costs are driven largely by whether we source the product direct from the manufacturer or a licensed distributor.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, research and development costs, and consulting fees. General and administrative expenses as a percentage of net sales have decreased from 15.9% in 2016 to 14.2% in 2017, primarily driven by increasing net sales with a high proportion of fixed expenses. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. Litigation resulted in legal expenses of $3.3 million in 2016. We had no material litigation-related expenses in 2017, however we did incur significant expenses related to our IPO and theVIP Acquisition.

Our advertising and marketing expenses primarily consist of digital marketing (e.g. search engine optimization, pay-per-click, and content marketing), social media, in-store merchandising and trade shows in an effort to promote our brands and build awareness.  These expenses may vary from quarter to quarter but typically they are higher in the second and third quarters, during the flea and tick season. We expect our marketing and advertising expenses to decrease as a percentage of net sales as we continue to concentrate campaigns to relevant markets, as well as shift spending towards in-store marketing and customer trade-supported programs.

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

Net Income (Loss)

Our net income (loss) for future periods will be affected by the various factors described above. In addition, our historical results prior to the IPO benefit from insignificant income taxes due to Opco’s status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes.  Additionally, in December 2017, the United States enacted tax law changes, which impacted our tax position for the current year.

Non-Controlling Interest

For the period from July 20,2017 through December 31, 2017, PetIQ, Inc. consolidated the financial position and results of operations of HoldCo. Our Continuing LLC Owners hold their equity investment in us primarily through LLC Interests in the Company’s subsidiary, HoldCo, and an equal number of shares of the Company’s Class B common stock. Our Class

B Stock has voting, but no economic rights.  Each LLC Interest, together with a share of Class B Stock held by the Continuing LLC , is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company is the managing member of HoldCo and owns a majority of the LLC Interests, and consolidates HoldCo in the Company’s Consolidated Financial Statements. The interest of the Continuing LLC Owners in HoldCo is reflected in our Consolidated Financial Statements as a non-controlling interest.

For the periods prior to July 20, 2017, the Company consolidated the financial position and results of operations of HoldCo.  The portion of HoldCo not owned by the Company is reported in our Consolidated Statements of Operations as non-controlling interest.  The non-controlling interest presented in the accompanying Consoldiated Balance Sheets is included within members equity.

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

				% of net sales
$'s in 000's	2017	2016	2015	2017	2016	2015
Net sales	$266,687	$200,162	$205,687	100%	100%	100.0%
Cost of sales	215,493	167,615	166,529	80.8%	83.7%	81.0%
Gross profit	51,194	32,547	39,158	19.2%	16.3%	19.0%
Operating expenses
General and administrative expenses	37,905	31,845	35,588	14.2%	15.9%	17.3%
Operating income	13,289	702	3,570	5.0%	0.4%	1.7%
Interest expense	(1,563)	(3,058)	(3,545)	(0.6)%	(1.5)%	(1.7)%
Foreign currency gain (loss), net	(140)	(24)	75	(0.1)%	(0.0)%	0.0%
Loss on debt extinguishment	—	(1,681)	(1,449)	—%	(0.8)%	(0.7)%
Other income, net	201	666	—	0.1%	0.3%	—%
Total other expense, net	(1,502)	(4,097)	(4,919)	(0.6)%	(2.0)%	(2.4)%
Pretax net income (loss)	11,787	(3,395)	(1,349)	4.4%	(1.7)%	(0.7)%
Provision for income taxes	(3,970)	—	—	(1.5)%	—%	—%
Net income (loss)	7,817	(3,395)	(1,349)	2.9%	(1.7)%	(0.7)%

Year ended December 31, 2017 Compared With Year ended December 31, 2016

Net sales

Net sales increased $66.5 million or 33.2%, to $266.7 million for the year ended December 31, 2017, compared to $200.2 million for the year ended December 31, 2016. This growth is attributed to expansion of items sold to continuing customers, addition of new items, addition of new customers, and growth in the overall pet market.

Gross profit

Gross profit increased by $18.6 million, or 57.3%, to $51.2 million for the year ended December 31, 2017, compared to $32.5 million for the year ended December 31, 2016.  This increase is due to the significant sales growth as well as gross margin increases on improved economies of scale and product mix.  Gross margin increased to 19.2% for the year ended December 31, 2017, from 16.3% for the year ended December 31, 2016.

General and administrative expenses

General and administrative expenses increased by $6.1 million or 19.0% to $37.9 million for the year ended December 31, 2017 compared to $31.8 million for the year ended December 31, 2016. The increase reflects:

•	increased merchandising expenses related to more products and customers;
•

increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants, as well as improved operations requiring increased incentive compensation accruals;

•	bonus payments and other expenses related to the completion of the IPO; and
•	Acquisition related expenses consisting primarily of due diligence and consulting fees.

As a percentage of sales, general and administrative expenses decreased from 15.9% in 2016 to 14.2% in 2017, which is caused by increases in net sales exceeding general and administrative expense growth due to the fixed nature of a portion of the general and administrative expenses.

Interest expense, net

Interest expense, net decreased $1.5 million, or 48.9%, to $1.6 million for the year ended December 31, 2017, compared to $3.1 million for the year ended December 31, 2016. This decrease was driven by the new debt agreement, entered into in December of 2016, which reduced interest rates and provided more flexibility on borrowings, as well as the paydown of debt using proceeds from our IPO, including the full repayment of the Term loan.

Pre-tax net income (loss)

As a result of the factors above, pre-tax net income increased $15.2 million to $11.8 million for the year ended December 31, 2017 compared to a pre-tax net loss of $3.4 million for the year ended December 31, 2016.

Tax expense

As a result of the IPO and related reorganization transactions completed in July 2017, the Company holds an economic interest of approximately 62% in Holdco and consolidates the financial position and results of Holdco. The approximate 38% of Holdco not held by the Company is considered non-controlling interest. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Income tax expense totaled 33.68% of pretax earnings in 2017. Our tax rate is affected by recurring items, such as the portion of income and expense allocated to the non-controlling interest, tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current year, income tax expense for 2017 includes net tax expense of $3.6 million (30.6%) relating to the Tax Act, specifically $0.2 million for the Company’s allocated share of the one-time transition tax on unrepatriated earnings of foreign subsidiaries and a net expense of $3.4 million primarily due to the remeasurement of deferred tax assets associated with the corporate rate reduction from 35 to 21 percent.

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

Net sales

Net sales decreased $5.5 million, or 2.7%, to $200.2 million for the year ended December 31, 2016, compared to $205.7 million for the year ended December 31, 2015. The Company realized $16.6 million related to a one-time sales opportunity in 2015. These sales did not recur in 2016. Excluding the one-time sales opportunity to Walmart, net sales grew approximately $11.0 million or 5.8% in 2016 as compared to 2015. Growth was primarily driven by the launch of a new manufactured OTC product and growth in e-commerce sales.

Gross profit

Gross profit decreased by $6.6 million, or 16.9%, to $32.5 million for the year ended December 31, 2016, compared to $39.2 million for the year ended December 31, 2015. These decreases resulted primarily from the one-time sales opportunity discussed above and the resulting impact on product mix. Excluding the one-time sales opportunity, gross profit grew approximately $0.5 million, or 1.6% as compared to 2015.  Gross margin decreased to 16.3% for the year ended December 31, 2016, from 19.0% for the year ended December 31, 2015,  which was driven by increased trade marketing expenditures, which reduce net sales.

General and administrative expenses

General and administrative expenses were $31.8 million for the year ended 2016, down $3.7 million from $35.6 million for the year ended 2015. The decrease primarily reflects decreased advertising expenses as the company transitioned to more trade incentives as opposed to national media advertising. In connection with the one-time sales opportunity, the Company spent approximately $2.3 million on national media advertising in 2015. Excluding this cost, general and administrative expenses decreased by $1.5 million to $31.8 million in 2016.

As a percentage of net sales, our general and administrative expenses decreased from 17.3% in 2015 to 15.9% in 2016. Excluding the advertising expense associated with the one-time sales opportunity, general and administrative expenses as a percentage of net sales decreased from 17.6% in 2015 to 15.9% in 2016.

Other Expense

Other expense decreased by $0.8 million to $4.1 million in 2016, compared to $4.9 million in 2015. Of the $4.1 million of other expense in 2016:

∎

loss on debt extinguishment was $1.7 million in 2016, compared to $1.4 million in 2015, reflecting costs relating to the refinancing of our prior credit facilities, including a write-off of unamortized loan fees, legal fees and termination fees. 2016 included two separate refinance transactions, while 2015 only included one;

∎	other income of $0.7 million was realized in 2016, driven by a gain on a warranty claim related to an acquisition the Company completed in 2013; and

∎	interest expense was $3.1 million in 2016, down from $3.5 million in 2015, primarily due to the refinancing transactions allowing for lower interest rates and improved use of cash.

Pre-tax net income (loss)

As a result of the factors above, pre-tax net income decreased $2.0 million, to a  net loss of $3.4 million for the year ended December 31, 2016, compared to a pre-tax net loss of  $1.3 million for the year ended December 31, 2015.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2017 and December 31, 2016, our cash and cash equivalents were $37.9 million and $0.8 million respectively. As of December 31, 2017, we had $15.3 million outstanding under the revolving credit facility and $1.9 million outstanding under a mortgage, at 5.00% and 4.35%, respectively.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the purchase of a commercial building for use as our corporate headquarters for $2.4 million during 2017. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of December

31, 2017 and December 31, 2016, we had working capital (current assets less current liabilities) of $90.7 million and $43.5 million, respectively.

On July 26, 2017, we closed our IPO of 7,187,500 Class A common shares at a price of $16.00 per share.  Gross proceeds of $115.0 Million , prior to underwriting discount and other offering expenses were utilized to immediately repay $56.0 million aggregate principal amount of preference notes, purchase 133,334 shares of Class B common stock from certain executives and purchase 3,556,666 newly issued LLC Interests from HoldCo.  HoldCo utilized the proceeds from the sale of the LLC Interest to pay offering costs and expenses with approximately $45.9 million in net proceeds available for general corporate purposes.  As a public company, additional future liquidity needs will include public company costs, the payment of any cash dividends declared by our board, tax distributions to certain Continuing LLC Owners as required by the HoldCo LLC agreement, and tax payments to Federal and State governments.  Our predecessor for financial reporting purposes, PetIQ, LLC, did not make distributions or incur taxes as a pass through entity.

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

As part of funding the VIP Acquisition, we entered into the Amended and Restated Credit Agreement (“A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  We also entered into the a term loan credit agreement (“Term Credit Agreement”), the Term Credit Agreement provides for a secured term loan credit facility of $75 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin.

Cash Flows

Cash provided by or used in Operating Activities

Net cash provided by operating activities was $5.9 million for the year ended December 31, 2017, compared net cash used in operating activities of $0.9 million for the year ended December 31, 2016. The increase in operating cash flows primarily reflects improved net income, partially offset by increased use of cash for working capital.  Working capital uses are driven by increased accounts receivable resulting from our growing sales and increased inventory to support growing sales, offset by growth in accounts payable to purchase inventory.  Net changes in assets and liabilities accounted for $9.9 million in cash used in operating activities for the year ended December 31, 2017 compared to $1.0 million of cash used in operating activities for the year ended December 31, 2016.

Cash used in Investing Activities

Net cash used in investing activities was $4.1 million for the year ended December 31, 2017, compared to $2.0 for the year ended December 31, 2016. The increase in net cash used in investing activities is a result of the Company purchasing an office building in the year for use as its corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $35.4 million for the year ended December 31, 2017 compared to $0.7 million in net cash provided by financing activities for the year ended December 31, 2016.  This increase in cash provided by financing activities is driven by the IPO, offset by operating cash generation facilitating the repayment of borrowed capital.

Description of Indebtedness

In connection with the closing of the VIP Acquisition, we amended and restated our existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.

As of January 17, 2018, we had $19.1 million outstanding under the A&R Credit Agreement. The interest rate on outstanding loans under the A&R Credit Agreement was 5.0%.

All obligations under the A&R Credit Agreement are unconditionally guaranteed by HoldCo and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of each borrower and guarantor under the A&R Credit Agreement, subject to certain exceptions.

The A&R Credit Agreement contains a number of covenants that, among other things, restrict our and our subsidiaries’ ability to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type.

The A&R Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Credit Agreement includes maintenance covenants that require compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios.

The Company entered into the prior credit agreement (“Credit Agreement”) on December 21, 2016.  The Credit Agreement provided for secured financing of $50 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

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

As of December 31, 2017, the Company had fully repaid the Term Loans and had $15.3 million outstanding under the Revolver. The interest rate on the Revolver was 5.0%, as a Base Rate loan.  The Revolver contains a lockbox mechanism.

The Credit Agreement contained certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of December 31, 2017, the Company was in compliance with these covenants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
$'s in 000's	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$17,227	$44	$15,420	$102	$1,661
Interest on debt	2,383	930	996	152	305
Operating lease obligations	3,822	2,053	1,290	352	127
Capital lease obligations	511	113	206	165	27
Product purchase obligations	16,377	16,377
Deferred acquisition liability	1,575	1,575	-

Total contractual obligations	$41,895	$21,092	$17,912	$771	$2,120

(1)

In connection with the VIP acquisition, the Company borrowed $75 million on a term loan, maturing in five years.  Future principal and interest payments on the term loan are excluded from the table above.  See Note 16 in the accompanying consolidated financial statements for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our financial statements appearing in this report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered, the price is fixed or determinable and collectability is reasonably assured. The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board (“FOB”) destination terms, a provision is recorded to exclude shipments determined to be in-transit to these customers at the end of the reporting period. A sales return allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, returned goods and other items.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Approximate costs are determined on the first-in first-out (“FIFO”) basis. The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions. Changes in these conditions may result in additional reserves.

Accounting for Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluate its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge, and the Company may not be successful in defending these challenges.

Estimation is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities. Related to the IPO and recapitalization transactions, the calculation and allocation of the original basis adjustments used in determining the initial deferred tax assets and liabilities requires management judgement. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are certain basis differences resulting from IPO and the recapitalization transactions.

In addition, on December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including the requirement for the Company to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.  The Tax Act also established new tax laws that will affect 2018,  including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 to 21 percent; (ii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iii) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (iii) creating a new limitation on deductible interest expense; and (iv) allowing all net operating losses generated in tax years after December 31, 2017, to be carried forward indefinitely.

The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered, with a possible retroactive effect, which is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the consolidated financial statements or at a different amount than that which is recognized on the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient income to fully realize the deferred tax asset.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2017, we had variable rate debt of approximately $15.3 million under our New Credit Agreement. An increase of 1% would have increased our interest expense for the year ended December 31, 2017 by approximately $0.2 million.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PetIQ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), members’/stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boise, Idaho
March 13, 2018

PetIQ, Inc.

Consolidated Balance Sheets

($’s in 000’s, except for per share amounts)

	December 31, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$37,896	$767
Accounts receivable, net of allowance for doubtful accounts	21,759	17,195
Inventories	44,056	34,232
Supplier prepayments	3,173	2,985
Other current assets	1,991	1,358
Total current assets	108,875	56,537
Property, plant and equipment, net	15,000	13,044
Restricted deposits	200	250
Deferred tax assets	5,994	—
Other non-current assets	2,446	2,826
Intangible assets, net of accumulated amortization	3,266	4,054
Goodwill	5,064	4,619
Total assets	$140,845	$81,330
Liabilities and member's equity
Current liabilities
Accounts payable	$14,234	$9,333
Accrued wages payable	1,811	1,100
Accrued interest payable	115	44
Other accrued expenses	305	27
Current portion of deferred acquisition liability	1,575	250
Current portion of long-term debt and capital leases	151	2,321
Total current liabilities	18,191	13,075
Non-current liabilities
Long-term debt	17,183	25,158
Obligations under capital leases, less current installments	389	434
Deferred acquisition liability	—	1,303
Other non-current liabilities	238	378
Total non-current liabilities	17,810	27,273
Commitments and contingencies
Equity
Members equity	—	42,941
Additional Paid-in capital	70,873	—
Class A common stock, par value $.001 per share, 125,000,000 shares authorized, 13,222,583 shares issued and outstanding December 31, 2017	13	—
Class B common stock, par value $.001 per share, 8,401,521 shares authorized, 8,268,188 shares issued and outstanding at December 31, 2017	8	—
Accumulated deficit	(3,493)	—
Accumulated other comprehensive loss	(687)	(1,940)
Total stockholders' / member's equity	66,714	41,001
Non-controlling interest	38,130	(19)
Total equity	104,844	40,982
Total liabilities and equity	$140,845	$81,330

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Operations

 ($’s in 000’s, except for per share amounts)

	For the year ended December 31,
	2017	2016	2015

Net sales	$266,687	$200,162	$205,687
Cost of sales	215,493	167,615	166,529
Gross profit	51,194	32,547	39,158
Operating expenses
General and administrative expenses	37,905	31,845	35,588
Operating income	13,289	702	3,570
Interest expense, net	(1,563)	(3,058)	(3,545)
Foreign currency gain (loss), net	(140)	(24)	75
Loss on debt extinguishment	—	(1,681)	(1,449)
Other income, net	201	666	—
Total other expense, net	(1,502)	(4,097)	(4,919)
Pretax net income (loss)	11,787	(3,395)	(1,349)
Income tax expense	(3,970)	—	—
Net income (loss)	7,817	(3,395)	(1,349)
Net income (loss) attributable to non-controlling interest	11,310	(3,395)	(1,349)
Net loss attributable to PetIQ, Inc.	$(3,493)	$—	$—

Net loss per share attributable to PetIQ, Inc. Class A common stock(1)
Basic	$(0.26)	—	$-
Diluted	$(0.26)	—	$-
Weighted Average shares of Class A common stock outstanding
Basic	13,222,583	—	-
Diluted	13,222,583	—	-

(1)	Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 7 – Earnings per share.

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Comprehensive Income (Loss)

 ($’s in 000’s)

		For the year ended December 31,
	2017	2016	2015

Net income (loss)	$7,817	$(3,395)	$(1,349)
Other comprehensive income (loss), net:
Foreign currency translation adjustment	823	(1,898)	(515)
Total other comprehensive income/(loss)	8,640	(5,293)	(1,864)
Comprehensive income (loss) attributable to non-controlling interest	11,943	(5,293)	(1,864)
Comprehensive loss attributable to PetIQ, Inc.	$(3,303)	$—	$—

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Cash Flows

 ($’s in 000’s)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$7,817	$(3,395)	$(1,349)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	3,614	4,074	3,140
Loss on disposition of property	20	42	28
Foreign exchange (gain) loss on liabilities	228	(28)	(300)
Stock based compensation expense	447	—	—
Deferred tax adjustment	3,690	—	—
Warranty settlement gain	—	(645)	1,449
Changes in assets and liabilities
Accounts receivable	(4,313)	(2,216)	(1,907)
Inventories	(9,718)	(542)	(10,399)
Prepaid expenses and other assets	(721)	2,037	(3,789)
Accounts payable	4,152	104	6,114
Accrued wages payable	694	(128)	827
Other accrued expenses	(28)	(229)	(229)
Net cash provided by (used in) operating activities	5,882	(926)	(6,415)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	1	12
Purchase of property, plant, and equipment and intangibles	(4,131)	(2,041)	(1,550)
Net cash used in investing activities	(4,131)	(2,040)	(1,538)
Cash flows from financing activities
Proceeds from issuance of long-term debt	260,020	238,252	236,981
Principal payments on long-term debt	(270,458)	(243,852)	(218,532)
Proceeds from Initial Public Offering (IPO) of Class A Shares, net of underwriting discounts and offering costs	104,010	—	—
Repayment of preference notes	(55,960)	—	—
Change in restricted cash and deposits	50	—	—
Purchase of LLC units from Continuing LLC Owners	(2,133)	6,894	(6,944)
Principal payments on capital lease obligations	(116)	(93)	(382)
Payment of deferred financing fees and debt discount	(42)	(509)	(1,316)
Net cash provided by financing activities	35,371	692	9,807
Net change in cash and cash equivalents	37,122	(2,274)	1,854
Effect of exchange rate changes on cash and cash equivalents	7	(209)	26
Cash and cash equivalents, beginning of period	767	3,250	1,370
Cash and cash equivalents, end of period	$37,896	$767	$3,250

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Cash Flows

 ($’s in 000’s)

	For the year ended December 31,
Supplemental cash flow information	2017	2016	2015
Interest paid	$1,353	$2,911	$2,997
Property, plant, and equipment acquired through accounts payable	(80)	125	24
Capital lease additions	35	188	—
Issuance of preference notes for LLC Interests	55,960	—	—
Non cash acquisition of intangibles	—	—	350
Establishment of deferred tax asset from step-up in basis	9,441	—	—
Taxes paid	323	—	—
Accrued tax distribution	597	—	—

PetIQ, Inc.

Consolidated Statements of Members’/Stockholders’ Equity

($’s in 000’s, except for per share amounts)

			Accumulated
		Retained	Other							Total
		Earnings/	Comprehensive					Additional		Stockholders
	Members	(Accumulated	(Loss)					Paid-in	Non-controlling	Equity/
	Equity	Deficit)	Income	Class A Common		Class B Common		Capital	Interest	Members Equity
				Shares	Dollars	Shares	Dollars
Balance - January 1, 2015	$47,681	$—	$473	—	$—	—	$—	$—	$(15)	$48,139
Net loss	(1,342)	—	—	—	—	—	—	—	(7)	(1,349)
Other comprehensive income	—	—	(515)	—	—	—	—	—	—	(515)
Balance - December 31, 2015	$46,339	$—	$(42)	—	$—	—	$—	$—	$(22)	$46,275
Net loss	(3,398)	—	—	—	—	—	—	—	3	(3,395)
Other comprehensive income	—	—	(1,898)	—	—	—	—	—	—	(1,898)
Balance - December 31, 2016	$42,941	$—	$(1,940)	—	$—	—	$—	$—	$(19)	$40,982
Net income prior to IPO	11,165	—	—	—	—	—	—	—	(4)	11,161
Other comprehensive income prior to IPO	—	—	515	—	—	—	—	—	—	515
Accrued tax distribution prior to recapitalization	(591)	—	—	—	—	—	—	—	—	(591)
Recapitalization transaction:										—
Issuance of Class A common stock for merger	—	—	—	6,035,083	6	—	—	—	—	6
Exchange of LLC Interests held by Continuing LLC Owners and certain employees for Class A common stock	(53,515)	—	668	—	—	—	—	28,459	24,388	—
Issuance of Class B Shares	—	—	—	—	—	8,401,522	8	—	—	8
Initial Public Offering transactions
Issuance of Class A Shares for IPO net of under writing discounts and offering costs	—	—	—	7,187,500	7	—	—	104,003	—	104,010
Issuance of preference notes to affiliates	—	—	—	—	—	—	—	(55,960)	—	(55,960)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	—	—	—	9,441	—	9,441
Purchase of non-controlling interests	—	—	(120)	—	—	(133,334)	(0)	(15,345)	13,332	(2,133)
Accrued tax distributions	—	—	—	—	—	—	—	—	(6)	(6)
Stock based compensation expense	—	—	—	—	—	—	—	275	172	447
Other comprehensive income post IPO	—	—	190	—	—	—	—	—	119	308
Net (loss) income post IPO	—	(3,493)	—	—	—	—	—	—	149	(3,344)
Balance - December 31, 2017	$—	$(3,493)	$(687)	13,222,583	$13	8,268,188	$8	$70,873	$38,130	$104,844

See accompanying notes to the consolidated financial statements

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principals of Consolidation

PetIQ, Inc and Subsidiaries (the Company) is a manufacturer and wholesale distributor of over-the-counter and prescription pet medications and pet wellness products to various retail customers and distributors throughout the United States and Europe. The Company is headquartered in Eagle, Idaho and manufactures and distributes products from facilities in Florida, Texas, Utah, and Europe.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment; allowance for doubtful accounts; the valuation of property, plant, and equipment, intangible assets and goodwill, inventories and notes receivable; and reserves for legal contingencies.

Foreign Currencies

The Company operates subsidiaries in foreign countries who use the local currency as the functional currency. The Company translates its foreign subsidiaries’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of accumulated other comprehensive income. The Company records gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income (loss) for each period.

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

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within a set number from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice.

The Company also has notes receivable due from various suppliers included in accounts receivable. The notes bear interest at 0% to 4% and are repaid based on either amortization schedules or from certain sales to third parties. Non-current portions of these notes receivable are included in other non-current assets on the consolidated balance sheet. Interest income is included in interest expense, net on the consolidated statement of operations.

Accounts receivable consists of the following as of:

$'s in 000's	December 31, 2017	December 31, 2016
Trade receivables	$22,189	$18,086
Notes receivable	297	440
	22,486	18,526
Less: Allowance for doubtful accounts	(343)	(498)
Non-current portion of receivables	(384)	(833)
Total accounts receivable, net	$21,759	$17,195

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximate the first-in first-out (“FIFO”) basis. The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions. Changes in these conditions may result in additional reserves. Major components of inventories were as follows as of December 31, 2017 and 2016:

$'s in 000's	December 31, 2017	December 31, 2016
Raw materials and work in progress	$4,004	$5,924
Finished goods	40,052	28,308
Total inventories	$44,056	$34,232

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization is provided using the straight-line method, based on estimated useful lives of the assets, except for leasehold improvements and capital leased assets which are depreciated over the shorter of the expected useful life or the lease term. Depreciation and amortization expense is recorded in cost of sales or general and administrative expenses in the consolidated statements of comprehensive income, depending on the use of the asset. The estimated useful lives of property, plant, and equipment are as follows:

Computer equipment and software	3 years
Buildings	33 years
Equipment	3-15 years
Leasehold improvements	3-9 years
Furniture and fixtures	8-10 years

Intangible Assets

Indefinite lived intangible assets consist primarily of trademarks. Trademarks represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Trademarks are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of an event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing under ASC 350 is necessary. No impairment charge was recorded for the years ended December 31, 2017, 2016, and 2015.

Definite-lived intangible assets consist of a distribution agreement, production certifications, patents and processes, customer relationships, and brand names. The assets are amortized on a straight-line basis over their expected useful lives. Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to the company’s future cash flows. Useful lives range from 2 to 15 years.

Goodwill

Goodwill is the excess of the consideration paid over the fair value of specifically identifiable assets, liabilities and contingent liabilities in a business combination and relates to the future economic benefits arising from assets, which are not capable of being individually identified and separately recognized.

Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but is reviewed for impairment annually in the Company’s fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

The goodwill impairment test consists of a two-step process, if necessary. However, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step process will be carried out.

In step one, the Company determines the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.

The Company performed its qualitative assessment during the fourth fiscal quarter of 2017 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the two-step impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the pet sector, market capitalization, consolidated company stock price, and recent and forecasted financial performance.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If there are significant changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize impairment of its goodwill.

Deferred Acquisition Liability

The Company has a deferred acquisition liability related to an acquisition that occurred in 2013. The liability is denominated in Euros and requires annual payments based on a percentage of gross profit from the sales of certain products, and any amounts not repaid by the annual payments will be due in June 2018. The current balance recorded as of December 31, 2017 and December 31, 2016 was $1,575 thousand and $250 thousand, respectively, and is included in other accrued expenses. The non-current portion recorded as of December 31, 2017 and December 31, 2016 was zero and $1,303 thousand, respectively, and is included in deferred acquisition liability.

As discussed in Note 16, subsequent to December 31, 2017, the Company completed the VIP Acquisition, which included guarantee and contingent notes due to the sellers.  See Note 16 for more information.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product has been delivered, the price is fixed or determinable and collectability is reasonably assured. The Company generally records revenues from product sales when the goods are shipped to the customer. For customers with Free on Board (“FOB”) destination terms, a provision is recorded to exclude shipments determined to be in-transit to these customers at the end of the reporting period. A sales return allowance is recorded and accounts receivable are reduced as revenues are recognized for estimated losses on credit sales due to customer claims for discounts, returned goods and other items.

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

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of sales, and are not typically billed to customers.

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $514 thousand, $310 thousand, and $380 thousand and advertising costs were $2,229 thousand, $1,179 thousand, and $6,077 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Stock based compensation

The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. Stock options granted to executives and other employees are valued using the Black-Scholes option pricing model.  See Note 8 for more information.

Accounting for Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company uses a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the consolidated financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

Interest expense, net

Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) amortization of deferred loan fees, and (iii) capital lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets.  Interest expense was $1,638 thousand, $3,078 thousand, and  $3,567 thousand for the years ended December 31, 2017, 2016, and 2015, respectively, offset by $75 thousand, $20 thousand, and $22 thousand of interst income, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to PetIQ, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to PetIQ, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 7 for further discussion.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statemetns to conform to current year presentation.  These reclassifications had no impact on net income, shareholders’ equity, or cash flows as previously reported.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and subsequently issued several related Accounting Standards Updates (“ASUs”) (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 will be effective commencing with our quarter ending March 31, 2018. We will adopt Topic 606 using the modified retrospective transition approach and expect the impact to be immaterial, with an estimated reduction of beginning accumulated deficit of $0.3 million.

During 2017, we completed our evaluation of Topic 606, including the impact on our business processes, systems and controls, and differences in the timing and/or method of revenue recognition.  As a result of our evaluation, we identified changes to and modified certain of our accounting policies and practices.  We also designed and implemented specific controls over our evaluation of the impact of Topic 606, including our calculation of the cumulative effect of adopting Topic 606.  Although there were no significant changes to our accounting systems or controls upon adoption of Topic 606, we modified certain of our existing controls to incorporate the revisions we made to our accounting policies and practices.

Based on our evaluation of Topic 606, we will make the following changes:

•

Revenue is recognized as control transfers to the customer.  As such, under the new standard, revenue for our contracts is general recognized at a point in time when goods are transferred to the customer, which can be upon shipment or upon delivery, depending on the terms of the specific contract.  This is generally consistent with our current recognition policy and practice for most contracts based on the transfer of title and risk of loss, however, we do anticipate a change in timing of recognition for certain contracts based on our analysis of the timing of transfer of control of products to our customers;

•

Make a change in performance obligation in certain of our contracts, specifically the treatment of certain merchandising products and services we provide to our customers.  Prior to the adoption of Topic 606, the Company treated certain merchandising activities as selling expenses within general and administrative expenses, with the expense recognized over the time period the activities occurred.  Under Topic 606 those products and services are considered a separate performance obligation and allocated revenue, with the costs included in cost of sales at the time control transfers to the customer;

•

Alter the accounting for certain reductions in revenue.  Previously the Company accounted for certain reductions in sales at the later of sale of goods or agreement with the customer.  Under Topic 606, the Company will estimate all elements of variable consideration, without consideration as to the timing of the agreement with customers;

•	Adjust the manner in which we present our allowance for sales returns in our Consolidated Balance Sheets, to reflect a refund liability and a returns asset;and

•

Topic 606 also requires expanded disclosure regarding the nature, timing, and uncertainty of revenue, cash flow and customer contract balances, including how and when we satisfy our performance obligations and the relationship between revenue recognized and changes in contract balances during a reporting period. We have evaluated these disclosure requirements and incorporated the collection of relevant data into our reporting process.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients. Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. The Company is currently making over $1,700 per year in operating lease payments, and the Company expects the majority of these leases to be classified as operating lease liabilities and right-of-use assets upon adoption. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU” No. 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU No. 2016-09 simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 31, 2016, and interim periods beginning in the first interim period within the year of adoption. Any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted the provisions of this standard effective January 1, 2017. The Company elected to continue to recognize estimated forfeitures over the term of the awards. The adoption of the standard did not have a material impact on the Company’s financial condition, results of operations, cash flows and disclosures.

In January 2017, the  FASB issued ASU 2017-04, Goodwill and Other (Topic 350) (“ASU 2017-04”): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for interim and annual periods for the Company on January 1, 2020.

with early adoption permitted. The Company expects to early adopt the the standard beginning with its annual goodwill impairment test in 2018.

Note 2 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at December 31:

$'s in 000's	2017	2016
Leasehold improvements	$6,616	$6,587
Equipment	10,665	9,512
Computer equipment ans software	927	896
Buildings	771	668
Furniture and fixtures	407	377
Land	660	-
Construction in progress	2,344	150
	22,390	18,190
Less accumulated depreciation	(7,390)	(5,146)
Total property, plant, and equipment	15,000	13,044

Depreciation and amortization expense related to these assets total $2,348 thousand,  $1,915 thousand, and $1,842 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 3 – Intangible Assets and Goodwill

Intangible assets consist of the following at December 31:

$'s in 000's	Useful Lives	2017	2016
Amortizable Intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12 years	1,191	1,086
Patents and processes	10 years	1,998	1,797
Brand names	15 years	923	841
Total amortizable intangibles		7,483	7,095
Less accumulated amortization		$(4,733)	$(3,557)
Total net amortizable intangibles		2,750	3,538
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$3,266	$4,054

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject foreign currency movements.  Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $1,052 thousand, $1,067 thousand, and $735 thousand, respectively.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2018	$407
2019	407
2020	407
2021	406
2022	402
Thereafter	721

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2017 and  2016.

($’s in 000’s)	Reporting Unit
	Domestic	International	Total
Goodwill as of January 1, 2016	$5,221	$359	$5,580
Foreign currency translation	(900)	(61)	(961)
Goodwill as of December 31, 2016	4,321	298	4,619
Foreign currency translation	416	29	445
Goodwill as of December 31, 2017	$4,737	$327	$5,064

Note 4 – Debt

The Company entered into a credit agreement (the “Credit Agreement”) on December 21, 2016. The Credit Agreement provided for secured financing of $50 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of

(i) $45 million revolving credit facility (“Revolver”) maturing on December 21, 2019; and

(ii) $5 million term loan (“Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2017, the Company had $0 outstanding as Term Loans and $15.3 million outstanding under the Revolver. The interest rate on the revolving credit facility was 5.00%, as a Base Rate loan. The Revolver contains a lockbox mechanism.

As of December 31, 2016, the Company had $5 million outstanding as Term Loans and $22.5 million outstanding under the Revolver. The interest rate on the Term Loans was 4.25% and the interest rate on the revolving credit facility was also 4.25%, both were Base Rate loans.

The Company refinanced its credit facility in March 2016 with an amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provided for secured financing of $48,000 in the aggregate, consisting of

(i) $3 million in aggregate principal amount of term loans maturing on December 31, 2016 (the “Term B Loans”);

(ii) $20 million in aggregate principal amount of term loans maturing on March 16, 2018 (the “Term A Loans”); and

(iii) a $25 million revolving credit facility maturing on March 16, 2018.

On July 24, 2017, the Company entered into a mortgage with a local bank to provide financing for the purchase of a commercial building.  The mortgage bears interest at 4.35% and requires monthly principal and interest payments, with the balance of the loan due on July 25, 2027.

The Credit Agreement and Amended Credit Agreement both contained certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of December 31, 2017, the Company was in compliance with these covenants.

The following represents the Company’s long-term debt as of December 31, 2017 and December 31, 2016:

$'s in 000's	December 31, 2017	December 31, 2016
Term loans	$—	$5,000
Revolving credit facility	15,325	22,473
Mortgage	1,902	—
Net discount on debt and deferred financing fees	—	(92)
	$17,227	$27,381
Less current maturities of long-term debt	(44)	(2,223)
Total long-term debt	$17,183	$25,158

Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of December 31, 2017 are as follows:

($'s in 000's)
2018	$44
2019	15,372
2020	48
2021	50
2022	52
Thereafter	1,661

The Company incurred debt issuance costs of $218 related to the Amended Credit Agreement during the first quarter of 2016. The debt transaction resulted in a loss on debt extinguishment of $993 thousand, which included the write off of unamortized debt issuance costs and debt discount, early termination fees, and legal costs.

The Company incurred debt issuance costs of $261 thousand related to the New Credit Agreement during 2016. This second refinancing transaction resulted in a loss on extinguishment of $688 thousand, which included the write off of unamortized debt issuance costs and debt discount, early termination fees, and legal costs.

Note 5 -     Leases

The Company leases certain real estate, both office and production facilities, as well as equipment from third parties. Lease expiration dates are between 2018 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Annual future commitments under non-cancelable leases as of December 31, 2017, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
2018	$2,053	$113
2019	937	110
2020	353	96
2021	176	93
2022	176	72
Thereafter	127	27
Total minimum future obligations	$3,822	$511
Less interest		(15)
Present value of net future minimum obligations		496
Less current capital lease obligations		(107)
Long-term capital lease obligations		$389

The net book value of assets under capital lease was $850 thousand and $775 thousand as of December 31, 2017 and 2016, respectively. Total operating lease expense for the years ended December 31, 2017, 2016, and 2015 totaled $1,716 thousand, $1,718 thousand, and $1,627 thousand, respectively.

Note 6 -     Income Taxes

As a result of the IPO and related reorganization transactions completed in July 2017, the Company holds an economic interest of approximately 62% in HoldCo and consolidates the financial position and results of HoldCo.  The approximate 38% of HoldCo not held by the Company is considered non-controlling interest.  HoldCo is treated as a partnership for income tax reporting.  HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.

Prior to the IPO, the Company’s predecessor for financial reporting purposes was Opco, which is a limited liability company, and the majority of Opco’s businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation.  Opco makes cash distributions to permit the member to pay these taxes as needed by the member’s tax situation.  In the years ended December 31, 2017 and 2016, the Company did not make any cash distributions. In the year ended December 31, 2017 Opco accrued $597 thousand for anticipated tax distributions to Continuing LLC Owners. This liability is included in accounts payable on the consolidated balance sheet.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code which impacted 2017 including, but not limited to, reducing the U.S. federal corporate tax rate from 35 to 21 percent and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. U.S. GAAP requires the impact of tax legislation to be recorded in the period of enactment.  Staff Accounting Bulletin (SAB) 118 establishes a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.  An entity recognizes the impact of those amounts for which the accounting is complete.  For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated.  For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed.

The Company was able to make reasonable estimates of the impact of the Tax Act and have recorded provisional amounts for the deemed repatriation tax, and the remeasurement of deferred taxes.  We recorded a provisional net tax expense of $3.6 million in the period ended December 31, 2017 attributable to the Tax Act.  This net expense consists of an expense of $0.2 million for the Company’s allocated share of the one-time transition tax on unrepatriated earnings of foreign subsidiaries and a net expense of $3.4 million primarily due to the remeasurement of deferred tax assets associated with the corporate rate reduction.

These estimates may be impacted as we further analyze available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and guidance issued by standard-setting bodies that provide interpretative guidance of the Tax Act.

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	Years Ended December 31
$'s in 000's	2017	2016	2015
United States	$11,479	$(3,634)	$(1,209)
Foreign	308	239	(140)
Total	$11,787	$(3,395)	$(1,349)

The provision for income taxes for 2017, 2016, and 2015 consisted of the following:

	Years Ended December 31
$'s in 000's	2017	2016	2015
Current:
Federal	$(10)	$-	$-
State	63	-	-
Foreign	-	-	-
	$53	$-	$-
Deferred and other:
Federal	3,708	-	-
State	19	-	-
Foreign	190	-	-
	3,917	-	-
Total tax expense	$3,970	$-	$-

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31
$'s in 000's	2017	2016	2015
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%	35.0
State and local income taxes net of federal tax benefit	-	-	(43)
Non-controlling interest and nontaxable income	(33.2)	(37.4)	-
Tax Cuts and Jobs Act of 2017	30.7	-	-
Nondeductible/nontaxable items	1.2	2.4	8
Income tax expense (benefit)	33.7%	-	-

Our effective income tax rate differs from statutory rates primarily due to our pass-through entity structure for U.S. income tax purposes.

As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from Holdco. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

$'s in 000's	2017	2016
Investment in partnership	$5,855	$-
Net operating loss carryforwards and tax credits	536	520
Other	66	47
Subtotal	6,457	567
Less: valuation allowance	$(237)	$(91)
Total net deferred tax assets	6,220	476
Intangible assets	(412)	(476)
Other	(5)	-
Total deferred tax liabilities	(417)	-
Net deferred tax asset	$5,803	$-

The Company has a valuation allowance for certain deferred tax assets of $237 thousand and $91 thousand, as of December 31, 2017 and December 31, 2016, respectively. The valuation allowance pertains to certain international loss carryforwards, some of which have no expiration and others that would expire beginning in 2018.

The Tax Act contains a new law that requires a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, also known as the tax on global intangible low taxed income (GILTI), beginning in 2018. The FASB has provided that companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI.  Due to the complexity of the new GILTI rules, we are continuing to evaluate this provision of the Tax Act. We have not recorded any provisional amounts as of December 31, 2017 nor have we made an accounting policy choice of including taxable income related to GILTI as either a current period tax expense or factoring such amounts into our measurement of deferred taxes.

The Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. Accordingly, no unrecognized tax benefit would impact the effective tax rate. If interest and penalties were accrued, we would recognize interest and penalties as income tax expense. We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, tax years for 2014, 2015, and 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2014.

Note 7 – Earnings (loss) per Share

Basic and Diluted Earnings (loss) per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

As described in Note 9 — Stockholders’ Equity, on July 20, 2017, the PetIQ Holdings, LLC Agreement (“LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests of HoldCo, and (ii) exchange all of the then-existing membership interests of the Continuing LLC Owners for common units of HoldCo. This Recapitalization changed the relative membership rights of the Continuing LLC Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings (loss) per share would not be appropriate.

Prior to the IPO, the PetIQ, LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the IPO on July 20, 2017. The basic and diluted earnings (loss) per share represent only the the period July 20, 2017 to December 31, 2017.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

($'s in 000's, except for per share amounts)	December 31, 2017
Numerator:
Net income	$7,817
Less: net income attributable to non-controlling interests	(11,310)
Net loss attributable to PetIQ, Inc. — basic	(3,493)
Denominator:
Weighted-average shares of Class A common stock outstanding (in 000's)-- basic	13,223
Dilutive stock options that are convertible into Class A common stock	—
Weighted-average shares of Class A common stock outstanding (in 000's)-- diluted	13,223

Earnings per share of Class A common stock — basic	$(0.26)
Earnings per share of Class A common stock — diluted	$(0.26)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock as well as stock options have not been included in the diluted earnings (loss) per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Note 8 – Stock Based Compensation

Stock based compensation expense is recorded within general and administrative expenses.

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of December 31, 2017, 1,315,403 shares were available for issuance under the Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

Stock Options

The Company awards stock options to certain employees and directors under the Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested.  Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years.

The fair value of these equity awards is amortized to compensation expense over the vesting period, which totaled $447 thousand for the year ended December 31, 2017.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended December  31:

2017
Expected term (years) (1)	6.25
Expected volatility (2)	35.00%
Risk-free interest rate (3)	1.98%
Dividend yield (4)	0.00%

(1)

The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2017: The grant date fair value of stock options granted during the period ended December 31, 2017 was $6.08 per option.

Weighted
Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2016	—
Granted	804,049	$16
Exercised	—
Forfeited	(205,405)	16
Cancelled	—
Outstanding at December 31, 2017	598,644	$16	$3,496	9.5
Options exercisable at December 31, 2017	—

At December 31, 2017, total unrecognized compensation cost related to unvested stock options was $3.2 million and is expected to be recognized over a weighted-average period of approximately 3.5 years.

Note 9 - Stockholders’ Equity

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
•

The Company acquired, by the contribution by certain sponsors, three entities (“Sponsor Corps”) that were owned by former indirect members of HoldCo (the “Sponsors”), for which the Company issued 5,615,981 shares of Class A common stock and Preference Notes equal to $30.5 million as merger consideration (the “Merger”). The only significant asset held by the Sponsor Corps prior to the Merger was 7,523,839 LLC Interests. Upon consummation of the Merger, the Company recognized the 7,523,839 LLC Interests at carrying value, as the contribution was considered to be a transaction between entities under common control;
•	The Company acquired 419,102 LLC interests in exchange for an equal number of Class A common stock from certain employee owners;
•	The Company purchased from Continuing LLC Owners 1,589,642 LLC Interests in exchange for $25.4 million in preference notes;
•	The Company purchased from Continuing LLC Owners 133,334 LLC Interests in exchange for $2.1 million.

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

Immediately following the Reclassification, PetIQ became a holding company and our principal asset is the LLC interests. As the sole managing member of HoldCo, PetIQ operates and controls all of the business and affairs of HoldCo and, through HoldCo and its subsidiaries, conducts business. In addition, PetIQ controls the management of, and has a controlling interest in, HoldCo and, therefore, PetIQ is the primary beneficiary of HoldCo. As a result, the Company consolidates the financial results of Holdco pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of net income (loss) is allocated to the non-controlling interest to reflect the entitlement of Continuing LLC Owners to a portion of Holdco’s net income (loss).

Other than its purchase of LLC Interests with the net proceeds the IPO, PetIQ has not provided any financial or other support to HoldCo.  PetIQ is not required to provide financial or other support for HoldCo, though it will control HoldCo’s business and other activities through its managing member interest in HoldCo. Because PetIQ is not a guarantor or obligor with respect to any of the liabilities of HoldCo, absent any such arrangement, the creditors of HoldCo will not have any recourse to the general credit of PetIQ. Nevertheless, because PetIQ will have no material assets other than its interests in HoldCo, any change in HoldCo’s financial condition could result in PetIQ recognizing a loss.

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

Initial Public Offering

On July 20, 2017, the Company completed an IPO of 7,187,500 shares of the Company’s Class A common stock at a public offering price of $16.00 per share, inclusive of the contemporaneous exercise of the underwriters option to purchase additional shares. The Company received $104.0 million in proceeds, net of underwriting discounts, commissions and offering costs, which were used repay $56.0 million in preference notes, to purchase 3,556,666 newly-issued LLC Interests from HoldCo at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less underwriting discounts and commissions, and to purchase 133,334 LLC Interests and corresponding Class B common shares from entities affiliated with the Company’s CEO and President.

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

Note 10 - Non-Controlling Interests

In connection with the Reorganization Transactions described in Note 9 — Stockholders’ Equity, PetIQ became the sole managing member of HoldCo and, as a result, consolidates the financial results of HoldCo.

The Company reports a non-controlling interest representing the LLC interests of HoldCo held by Continuing LLC Owners. Changes in PetIQ’s ownership interest in HoldCo while PetIQ retains its controlling interest in HoldCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC interests of HoldCo by the Continuing LLC Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when HoldCo has positive or negative net assets, respectively.  The Company is also required to make tax distributions based on the LLC Agreement to Continuing LLC Members on a regular basis, these distributions will reduce the non-controlling interest.

The Company used the net proceeds from its IPO to purchase 3,556,666 newly-issued LLC Interests of HoldCo and 133,334 LLC Interests from Continuing LLC Owners. Additionally, in connection with the Reorganization Transactions, the Company acquired 9,532,583 LLC Interests of HoldCo.

As of December 31, 2017, there were 21,490,771 LLC Interests outstanding, of which PetIQ owned 13,222,583, representing a 61.5% ownership interest in HoldCo.

	LLC Interests held			% of Total
	Continuing LLC			Continuing LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2017	8,268,188	13,222,583	21,490,771	38.5%	61.5%

Note 11 - Customer Concentration

The Company has significant exposure to customer concentration. During each of the years ended December 31, 2017, 2016, and 2015,  three customers, respectively, accounted for more than 10% of sales individually. In total for the years ended December 31, 2017, 2016, and 2015, the three customers accounted for 61%, 70%, and 74% of net sales, respectively. At December 31, 2017 and December 31, 2016, three and four customers, respectively, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 48% and 60%, respectively, of outstanding trade receivables, net. The customers are customers of our Domestic segment.

Note 12 - Commitments and Contingencies

Litigation Contingencies

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer has filed a motion for preliminary injunction, which motion was argued in February 2018.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM.  The case is presently scheduled for trial in February 2019.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at December 31, 2017 and December 31, 2016, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

Note 13 - Segments

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

Financial information relating to the Company’s operating segments for the years ended December 31:

$'s in 000's	Domestic	International	Consolidated
2017
Net Sales	$261,526	$5,161	$266,687
Gross profit	48,997	2,197	51,194
General and administrative expenses	36,053	1,852	37,905
Operating income	12,944	345	13,289
Interest expense	—	—	(1,563)
Other income, net	—	—	201
Foreign currency loss, net	—	—	(140)
Identifiable assets	$134,841	$6,004	$140,845
Depreciation expense	$2,209	$139	$2,348
Amortization expense	$797	$255	$1,052
Capital expenditures	$4,011	$120	$4,131

($’s in 000’s)	Domestic	International	Consolidated
2016
Net Sales	$195,698	$4,464	$200,162
Gross profit	30,683	1,864	32,547
General and administrative expenses	30,127	1,718	31,845
Operating income	556	146	702
Interest expense	—	—	(3,058)
Other income, net	—	—	666
Loss on debt extinguishment	—	—	(1,681)
Foreign currency loss, net	—	—	(24)
Identifiable assets	$76,270	$5,060	$81,330
Depreciation expense	$1,877	$38	$1,915
Amortization expense	$798	$269	$1,067
Capital expenditures	$1,892	$149	$2,041

($’s in 000’s)	Domestic	International	Consolidated
2015
Net Sales	$202,092	$3,595	$205,687
Gross profit	37,582	1,576	39,158
General and administrative expenses	33,926	1,662	35,588
Operating income (loss)	3,656	(86)	3,570
Interest expense	—	—	(3,545)
Loss on debt extinguishment	—	—	(1,449)
Foreign currency gain, net	—	—	75
Identifiable assets	$86,531	$5,804	$92,335
Depreciation expense	$1,800	$42	$1,842
Amortization expense	$330	$405	$735
Capital expenditures	$1,479	$71	$1,550

Note 14 - Related Parties

Opco had entered into management consulting services agreements with members of HoldCo.  The services were related to financial transactions and other senior management matters related to business administration.  Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly.  These expenses were recorded in general and administrative expenses in the consolidated statement of operations.  The Company recorded $610 thousand,  $864 thousand and $462 thousand for the year ended December 31, 2017, 2016, and 2015, respectively.  Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 6– Income taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations.  At December 31, 2017, the Company had accrued $597 thousand for estimated tax distributions, which are included in accounts payable on the consolidated balance sheets.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies.  The Company’s annual premium expense, paid to Moreton and subsequently transferred to insurance providers, was $1.1 million in 2017.  Mr. Christensen was paid a commission of approximately $60 thousand by Moreton for the sale of such insurance policies to the Company.

Note 15 – Quarterly information (unaudited)

($’s in 000’s except per share amounts)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2017:
Net sales	$67,029	$87,178	$60,554	$51,926
Gross profit	12,200	15,951	12,517	10,526
Selling, general, and administrative expenses	7,405	9,277	10,739	10,484
Operating income	4,795	6,674	1,778	42
Net income	4,279	6,070	859	(3,391)
Basic net income per common share(1)	-	-	$(0.02)	$(0.25)
Diluted net income per common share(1)	-	-	$(0.02)	$(0.25)
Basic weighted average shares(1)	-	-	13,222,583	13,222,583
Diluted weighted average shares(1)	-	-	13,222,583	13,222,583
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
2016:
Net sales	$52,298	$61,280	$41,671	$44,913
Gross profit	9,772	8,961	6,160	7,654
Selling, general, and administrative expenses	8,063	8,302	7,942	7,538
Operating income	1,709	659	(1,782)	116
Net income	(304)	598	(2,512)	(1,177)
Basic net income per common share(1)	-	-	-	-
Diluted net income per common share(1)	-	-	-	-
Basic weighted average shares(1)	-	-	-	-
Diluted weighted average shares(1)	-	-	-	-

(1)	Number of shares out standing and earnings per share prior to our IPO on July 26, 2017 are not reported, see Note 7 in the accompanying consolidated financial statements.

Note 16 – Subsequent Events

On January 17, 2018, we acquired Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP”).  The aggregate consideration, comprised of (i) $100 million of cash, (ii) 4,200,000 LLC Interests of PetIQ Holdings, LLC, 4,200,000 shares of Class B common stock, (iii) promissory notes consisting of (A) a $10.0 million note payable 5 years and 6 months after the closing, which shall accrue interest quarterly in arrears at a rate of 6.75% per annum, (B) a $10.0 million note payable 5 years and 6 months after the closing if PetIQ and its consolidated subsidiaries have EBITDA of $40.0 million for the year ending December 31, 2018, which, if payable, shall accrue interest quarterly in arrears at a rate of 6.75% per annum beginning on the first anniversary of the closing, and (C) a $10.0 million note payable 5 years and 6 months after the closing if PetIQ and its consolidated subsidiaries have EBITDA of $50.0 million for the year ending December 31, 2019, which, if payable, shall accrue interest quarterly in arrears at a rate of 6.75% per annum beginning on the second anniversary of the closing; provided that such note shall also become payable if PetIQ and its consolidated subsidiaries have EBITDA of $50.0 million for the year ending December 31, 2018.

In connection with the VIP Acquisition, the Company amended and restated their existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.

All obligations under the A&R Credit Agreement are unconditionally guaranteed by HoldCo and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of each borrower and guarantor under the A&R Credit Agreement, subject to certain exceptions.

Also in connection with the closing of the VIP Acquisition, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”).  The Term Loan Credit Agreement provides for a secured term loan credit facility of $75 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin.

In connection with execution of the Unit Purchase Agreement to acquire VIP, options to purchase an aggregate 800,000 shares of Class A Common Stock of the Company (the “Inducement Awards”) were issued to 30 employees hired in connection with the transaction as employment inducement awards.  The awards vest quarterly on each of the first four anniversaries of the closing date of the acquisition, generally subject to continued employment through each vesting date.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financing Reporting

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions.  Examples of forward-looking statements include, without limitation:

•	statements regarding our strategies, results of operations or liquidity;
•	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
•	statements of management’s goals and objectives; and
•	assumptions underlying statements regarding us or our business.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our ability to successfully grow our business through acquisitions; our ability to integrate, manage and expand VIP’s business; and our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to achieve or sustain profitability; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; and the risks set forth under the “Risk Factors’ section of this annual report on Form 10-K.

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

Item 9B - Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2018.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2018.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2018.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13 – Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2018.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2018.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Unit Purchase Agreement dated January 5, 2018	8-K	001-38163	2.1	8-Jan-18
3.1	Amended and Restated Certificate of Incorporation of PetIQ, Inc.	S-1/A	333-218955	3.1	11-Jul-17
3.2	Bylaws of PetIQ, Inc.	S-1/A	333-218955	3.2	6-Jul-17
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	17-Jul-17
10.1	Registration Rights Agreement	S-1/A	333-218955	10.2	6-Jul-17
10.2	A&R Credit Agreement dated as of January 17, 2018 among PetIQ, LLC, as a Borrower Representative, the other credit parties party hereto, East West Bank and the other Lenders Party Hereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	8-K	001-38163	10.2	23-Jan-18
10.3	Letter Agreement, dated January 17, 2018, by and among PetIQ, Inc., PetIQ Holdings, LLC, PetIQ, LLC, Community Veterinary Clinics, LLC, VIP Petcare Holdings, Inc., Will Santana, Kenneth Pecoraro, and the Equity Support Holders party thereto	8-K	001-38163	10.1	23-Jan-18
10.4	Term Loan Credit Agreement, dated January 17, 2018 by and among PetIQ, LLC, Ares Capital Corporation and the other Lenders party there, and Ares Capital Corporation, as Administrative Agent	8-K	001-38163	10.3	23-Jan-18
10.5	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	6-Jul-17
10.6*	Employment Agreement, dated as of January 17, 2018, by and between PetIQ, LLC and Will Santana	8-K	001-38163	10.4	23-Jan-18
10.7	Form of Contribution Agreement	S-1/A	333-218955	10.5	6-Jul-17
10.8	Form of Preference Note	S-1/A	333-218955	10.6	6-Jul-17
10.9	Amended and Restated Credit Agreement, dated March 24, 2016, among PetIQ, LLC, the other credit parties thereto, Crystal Financial LLC and the other lenders party thereto	DRS/A		10.14	13-May-16
10.10	Form of Recapitalization Agreement	S-1/A	333-218955	10.7	6-Jul-17
10.11*	Employment and Non-Competition Agreement between True Science Holdings, LLC, and Scott Adcock	DRS/A		10.8	13-May-16
10.12*	Chief Financial Officer Employment Offer	DRS/A		10.10	13-May-16
10.13*	PetIQ Inc. 2017 Omnibus Incentive Plan	S-1/A	333-218955	10.11	6-Jul-17

10.14*	PetIQ Inc. 2017 Omnibus Incentive Plan Form of Nonqualified Stock Option Agreement	S-1/A	333-218955	10.12	6-Jul-17
10.15	Form of Indemnification Agreement	S-1/A	333-218955	10.13	20-Jul-17
10.16	Credit Agreement, Dated as of December 21, 2016 among PetIQ, LLC, as a Borrower and as Borrower Representative, The Other Credit Parties Part Hereto, East West Bank and the other Lenders Party Hereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	S-1	333-218955	10.14	23-Jun-17
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

March 13, 2018	/s/ John Newland
John Newland
Chief Financial Officer

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and John Newland, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2018.

SIGNATURE	TITLE

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer)
McCord Christensen	Officer and Chairman of the Board

/s/ John Newland	Chief Financial Officer (principal financial and accounting officer)
John Newland	Officer

/s/ Mark First	Director
Mark First

/s/ James Clarke	Director
James Clarke

/s/ Ronald Kennedy	Director
Ronald Kennedy

/s/ Gary Michael	Director
Gary Michael

/s/ Will Santana	Director
Will Santana	Executive Vice President