Form 10-Q
period 2018-03-31
PetIQ, Inc.
filed 2018-05-15
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:

PetIQ, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35‑2554312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 S. Bridgeway Pl.	83616
Eagle, Idaho	(Zip Code)
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

As of May 15, 2018, we had 16,132,043 shares of Class A common stock and 8,401,521 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, $’s in 000’s except for share and per share amounts)

	March 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$4,714	$37,896
Accounts receivable, net	58,962	21,759
Inventories	79,239	44,056
Supplier prepayments	2,215	3,173
Other current assets	3,389	1,991
Total current assets	148,519	108,875
Property, plant and equipment, net	25,275	15,000
Deferred tax assets	16,091	5,994
Other non-current assets	3,092	2,646
Intangible assets, net	92,036	3,266
Goodwill	117,389	5,064
Total assets	$402,402	$140,845
Liabilities and equity
Current liabilities
Accounts payable	$55,370	$14,234
Accrued wages payable	2,531	1,811
Accrued interest payable	927	115
Other accrued expenses	2,344	1,880
Current portion of long-term debt and capital leases	2,132	151
Total current liabilities	63,304	18,191
Long-term debt	126,915	17,183
Capital leases, less current installments	1,991	389
Contingent notes	9,641	—
Other non-current liabilities	237	238
Total non-current liabilities	138,784	17,810
Commitments and contingencies
Additional paid-in capital	137,916	70,873
Class A common stock, par value $0.001 per share, 125,000,000 shares authorized, 16,132,043 and 13,222,583 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	16	13
Class B common stock, par value $0.001 per share, 8,401,521 shares authorized, 8,401,521 and 8,268,188 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8	8
Accumulated deficit	(5,696)	(3,493)
Accumulated other comprehensive loss	(427)	(687)
Total stockholders' equity	131,817	66,714
Non-controlling interest	68,497	38,130
Total equity	200,314	104,844
Total liabilities and equity	$402,402	$140,845

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited, $’s in 000’s, except for per share amounts)

	For the three months ended
	March 31, 2018	March 31, 2017

Product sales	$97,851	$67,029
Services revenue	17,215	—
Total net sales	115,066	67,029
Cost of products sold	84,586	54,829
Cost of services	14,597	—
Total cost of sales	99,183	54,829
Gross profit	15,883	12,200
General and administrative expenses	18,968	7,405
Operating (loss) income	(3,085)	4,795
Interest expense, net	(1,765)	(464)
Foreign currency loss, net	(78)	(49)
Other expense, net	(96)	(3)
Total other expense, net	(1,939)	(516)
Pretax net (loss) income	(5,024)	4,279
Income tax (expense) benefit	1,067	—
Net (loss) income	(3,957)	4,279
Net (loss) income attributable to non-controlling interest	(1,929)	4,279
Net (loss) attributable to PetIQ, Inc.	$(2,028)	$—

Net loss per share attributable to PetIQ, Inc. Class A common stock(1)
Basic	$(0.14)	—
Diluted	$(0.14)	—
Weighted average shares of Class A common stock outstanding(1)
Basic	14,574,883	—
Diluted	14,574,883	—

(1)	Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 8 – Earnings Per Share.

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, $’s in 000’s)

	For the three months ended
	March 31, 2018	March 31, 2017
Net (loss) income	$(3,957)	$4,279
Foreign currency translation adjustment	436	141
Comprehensive (loss) income	(3,521)	4,420
Comprehensive (loss) income attributable to non-controlling interest	(1,767)	4,420
Comprehensive loss attributable to PetIQ	$(1,754)	$—

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, $’s in 000’s)

	For the three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net (loss) income	$(3,957)	$4,279
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	2,522	851
Foreign exchange loss on liabilities	53	8
(Gain) loss on disposition of property	(20)	29
Stock based compensation expense	698	—
Deferred tax adjustment	(1,067)	—
Other non-cash activity	(193)	—
Changes in assets and liabilities
Accounts receivable	(28,997)	(9,515)
Inventories	(27,238)	(13,813)
Prepaid expenses and other assets	16	(1,765)
Accounts payable	22,508	3,334
Accrued wages payable	(482)	(444)
Other accrued expenses	(2,274)	181
Net cash used in operating activities	(38,431)	(16,855)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	57	—
Purchase of property, plant, and equipment	(2,224)	(518)
Business acquisition (net of cash acquired)	(91,986)	—
Net cash used in investing activities	(94,153)	(518)
Cash flows from financing activities
Proceeds from issuance of long-term debt	162,278	74,800
Principal payments on long-term debt	(59,533)	(56,770)
Principal payments on capital lease obligations	(242)	(28)
Tax distributions to Continuing LLC Owners	(540)	—
Payment of deferred financing fees and debt discount	(2,613)	(25)
Net cash provided by financing activities	99,350	17,977
Net change in cash and cash equivalents	(33,234)	604
Effect of exchange rate changes on cash and cash equivalents	52	5
Cash and cash equivalents, beginning of period	37,896	767
Cash and cash equivalents, end of period	$4,714	$1,376

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, $’s in 000’s)

	For the year ended December 31,
Supplemental cash flow information	March 31, 2018	March 31, 2017
Interest paid	$831	$292
Property, plant, and equipment acquired through accounts payable	(511)	(178)
Capital lease additions	34	—
Net change of deferred tax asset from step-up in basis	8,981	—
Income taxes paid	46	—
Accrued tax distribution	434	—
Non cash consideration - Contingent notes	9,500	—
Non cash consideration - Guarantee note	10,000	—
Non cash consideration - Issuance of Class B common stock and LLC Interests	90,031	—

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, dollars in thousands)

		Accumulated
		Other
		Comprehensive					Additional
	Accumulated	(Loss)					Paid-in	Non-controlling	Total
	Deficit	Income	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - December 31, 2017	$(3,493)	$(687)	13,222,583	$13	8,268,188	$8	$70,873	$38,130	$104,844
ASC 606 Adoption, net of tax	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	112	—	—	3,042,794	3	36,281	53,635	90,031
Exchange of LLC Interests held by Continuing LLC Owners	—	(126)	2,909,460	3	(2,909,460)	(3)	21,385	(21,259)	—
Net Increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	8,981	—	8,981
Accrued tax distributions	—	—	—	—	—	—	—	(434)	(434)
Other comprehensive income	—	274	—	—	—	—		162	436
Stock based compensation expense	—	—	—	—	—	—	396	302	698
Net loss	(2,028)	—	—	—	—	—	—	(1,929)	(3,957)
Balance - March 31, 2018	$(5,696)	$(427)	16,132,043	$16	8,401,522	$8	$137,916	$68,497	$200,314

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

The Company’s principal asset is the Holdco LLC Interests that it holds. As the sole managing member of Holdco, the Company operates and controls all of the business and affairs of Holdco and, through Holdco and its subsidiaries, conducts the Company’s business. In addition, the Company controls the management of, and has a controlling interest in, Holdco and, therefore, is the primary beneficiary of Holdco. As a result, the Company consolidates the financial results of Holdco pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of the Company’s net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of Continuing LLC Owners (defined as all owners of Holdco other than PetIQ) to a portion of Holdco’s net (loss) income. Holdco’s assets may be used only to settle Holdco’s obligations and Holdco’s beneficial interest holders have no recourse to the general credit to the Company. Through Holdco and its subsidiaries, the Company is a manufacturer and wholesale distributor of over-the-counter and prescription pet medications and pet wellness products to various retail customers and distributors throughout the United States and Europe. The Company also provides veterinary services to retail consumers through a network of community clinics and wellness centers.  The Company is headquartered in Eagle, Idaho and manufactures and distributes products from facilities in Florida, Texas, Utah, and Europe. The Company provides veterinary services in the United States through a network of 31 district offices.

PetIQ, Inc. consolidates Holdco and Opco; Opco is considered to be the predecessor to PetIQ, Inc. for accounting and reporting purposes.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and certain veterinary medical groups to which we provide services as discussed below. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 13, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of assets and liabilities in connection with acquisitions, the valuation of deferred tax assets and liabilities, and the valuation of inventories; and reserves for legal contingencies

Foreign Currencies

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are at cost, which approximates fair value due to their relatively short maturities. Our term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximates fair value.

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	March 31, 2018	December 31, 2017
Liabilities:
Contingent notes	$9,641	$—

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare “VIP” and such acquisition, the “VIP Acquisition”) a payment of a portion of the purchase price is structured in the form of Contingent Notes (the “Contingent Notes”) that vests based on the adjusted EBITDA  for the years ending December 31, 2018 and 2019 (“Measurement Dates”).  See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.  The Company is required to reassess the fair value of the Contingent Notes at each reporting period.

The significant inputs used in the fair value estimates include numerous scenarios for the Contingent Notes for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The valuation model simulates the LTM EBITDA from the Valuation Date to the end of each Measurement Date in one 'jump'. The Contingent Notes were valued within a risk-neutral option pricing framework with the real growth rate adjusted for the market price of EBITDA risk. The Company used the WACC less risk-free rate as a proxy for the EBITDA risk premium.

Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the Company, or changes in the future may result in different estimated amounts.

The contingent consideration is included in Contingent notes in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers due in July 2023 upon the achievement of the respective milestones discussed above.  The Contingent Notes will bear interest at a fixed rate of 6.75%, beginning upon the achievement of the respective milestones discussed above.

The following table summarizes the Level 3 activity related to the contingent consideration:

$'s in 000's	March 31, 2018	December 31, 2017
Balance at beginning of the period	$—	$—
Fair value of contingent consideration at VIP Acquisition date	9,500	—
Loss on change in fair value of contingent consideration	141	—
Balance at the end of the period	$9,641	$—

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company maintains its cash accounts in various deposit accounts, the balances of which at times exceeded federal deposit insurance limits during the periods presented.

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms generally requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice.

Other receivables consists of various receivables due from vendors, banking parters, and notes receivable from suppliers.  Non-current portions of these other receivables are included in other non-current assets on the consolidated balance sheets.

Accounts receivable consists of the following as of:

$'s in 000's	March 31, 2018	December 31, 2017
Trade receivables	$54,322	$22,189
Other receivables	5,056	297
	59,378	22,486
Less: Allowance for doubtful accounts	(95)	(343)
Non-current portion of receivables	(321)	(384)
Total accounts receivable, net	$58,962	$21,759

Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is typically determined using the first-in first-out (“FIFO”) method.  The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value.  In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions.  Changes in these conditions may result in additional reserves.  Major components of inventories consist of the following as of:

$'s in 000's	March 31, 2018	December 31, 2017
Raw materials and work in progress	$4,467	$4,004
Finished goods	74,772	40,052
Total inventories	$79,239	$44,056

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

Computer equipment and software	3 years
Vehicle and vehicle accessories	3-5 years
Buildings	33 years
Equipment	3-15 years
Leasehold improvements	3-15 years
Furniture and fixtures	5-10 years

Deferred Acquisition Liability

The Company has a deferred acquisition liability related to an acquisition that occurred in 2013.  The liability is denominated in Euros and requires annual payments based on a percentage of gross profit from the sales of certain products, and any amounts not repaid by the annual payments will be due in June 2018.  The current balance recorded as of March 31, 2018, and December 31, 2017 was $1,622 thousand and $1,575 thousand, respectively, and is included in other accrued expenses on the condensed consolidated balance sheets.

Revenue Recognition

On January 1, 2018, we adopted Asscounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. See below under Adopted Accounting Standard Updates for additional information.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s performance obligations are product sales and the delivery of veterinary services.

Revenue is recognized for product sales on a point in time basis when product control is transferred to the customer.  In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time.

Revenue is recognized for services over time when the service is delivered.

Customer contracts generally do not include more than one performance obligation.  When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The standalone selling price for each distinct good is generally determined by directly observable data.

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of March 31, 2018.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be more extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be one year or less.

Shipping

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are in included in the cost of sales; this includes shipping and handling costs after control over a product has transferred to a customer.

Variable Consideration

In addition to fixed contract consideration, most contracts include some form of variable consideration.  The most common forms of variable consideration include discounts, rebates and sales returns and allowances.  Variable consideration is treated as a reduction in revenue when product revenue is recognized.  Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.  We believe there will not be significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers.  The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.  Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration.

Trade marketing expense, consisting primarily of customer pricing allowances and merchandising funds are offered through various programs to customers and are designed to promote our products. They include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is the subject of management estimates.

Certain retailers require the payment of product introductory fees in order to obtain space for the Company's products on the retailer's store shelves. This cost is typically a lump sum and is determined using the expected value based on the contract between the two parties.

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts under these programs are included as other current assets or other current liabilities in the Condensed Consolidated Balance Sheet.

Warranties & Returns

PetIQ provides all customers with a standard or assurance type warranty.  Either stated or implied, the Company provides assurance the related products will comply with all agreed-upon specifications and other warranties provided under the law.   No significant services beyond an assurance warranty are provided to customers.

The Company does not grant a general right of return.  However, customers may return defective or non-conforming products.  Customer remedies may include either a cash refund or an exchange of the product.  As a result, the right of return and related refund liability is estimated and recorded as a reduction in revenue.  This return estimate is reviewed and updated each period and is based on historical sales and return experience.

Contract balances

Contract asset and liability balances as of March 31, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.

Cost of Services

Cost of Services are comprised of all service and product costs related to provide veterinary services to consumers, including but not limited to, salaries of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $49 thousand and $195 thousand for the three months ended March 31, 2018 and 2017, respectively.  Advertising costs were $594 thousand and $458 thousand for the three months ended March 31, 2018 and 2017, respectively.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, PetIQ Holdings, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Interests owned by such LLC interest holders. There was no significant non-controlling interest for the three months ended March 31, 2017 or the remaining period prior to the IPO on July 20, 2017 because the Company operated as Opco during those periods. As of March 31, 2018 and December 31, 2017 the non-controlling interest was approximately 37.2% and 38.5%, respectively.

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

Adopted Accounting Standard Updates

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach.  Under the modified retrospective approach, the Company is required to recognize the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings as of January 1, 2018, the date of initial application.  The cumulative effect of initially applying Topic 606 was immaterial to the Condensed Consolidated Financial Statements.

In conjunction with adoption of Topic 606, the Company updated its significant accounting policy related to revenue recognition.  The Company’s previous revenue recogniation policy was disclosed in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Results for the three month period ended March 31, 2018 is presented under Topic 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  The following tables summarize the impacts of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the three month period ended March 31, 2018.

Condensed Consolidated Statements of Operations

			Balance Without
	As Reported	Adjustments	Adoption of Topic 606
Revenues	$115,066	$866	$115,932
Cost of sales	99,183	(14)	99,169
General and Administrative expenses	18,968	99	19,067
(Provision) benefit for income taxes	1,067	125	1,192
Net Income (Loss)	(3,957)	656	(3,301)

Condensed Consolidated Balance Sheets

			Balance Without
	As Reported	Adjustments	Adoption of Topic 606
Assets
Accounts Receivable	$58,962	$639	$59,601
Inventories	79,239	(1,000)	78,239
Other current assets	3,389	557	3,946

Liabilities and Stockholders' Equity
Other Accrued Expenses	2,344	(683)	1,661
Accumulated deficit	(5,696)	487	(5,209)

The following tables represent the disaggregation of revenue by contract type for each of our reportable segments:

	Three months ended March 31, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$96,256	$1,595	$97,851
Service revenue	17,215	—	17,215
Total net sales	$113,471	$1,595	$115,066

	Three months ended March 31, 2017
$'s in 000's	U.S.	Foreign	Total
Product sales	$65,910	$1,119	$67,029
Service revenue	—	—	—
Total net sales	$65,910	$1,119	$67,029

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new lease standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients.   Based on a preliminary assessment, the Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an increase in the assets and liabilities on our consolidated balance sheet.  The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the condensed consolidated financial statements.

Note 2 – Business Combination

On January 17, 2018 PetIQ, Inc. completed the acquisition of VIP from VIP Holdings, LLC (“VIPH” or the “Sellers”). VIP is a provider of veterinary wellness and pet preventive services as well as a distributor of pet wellness products and medications.  VIP provides a comprehensive suite of services at its community clinics and wellness centers hosted at local pet retailers across 31 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks.  The total purchase price was approximately $201 million, net of cash acquired and the effective settlement of pre-existing payables between the Company and VIP at cost which approximates fair value, and was funded through a combination of cash on hand, borrowings under a new $75 million term loan, a $10 million note payable, two $10 million contingent notes, payable upon the achievement of certain combined Company EBITDA targets, and equity consideration consisting of 4.2 million LLC interests of PetIQ Holdings, LLC (the “LLC Interests”) and 4.2 million shares of Class B common stock of  the Company. As of March 31, 2018, the Company had issued 2.9 million shares of Class B common stock to the Sellers.  The Company will issue the remaining 1.3 million shares of Class B common stock when it becomes available from either exchanges with Continuing LLC Owners or an amendment to the Articles of Incorporation.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the VIP Acquisition and the Company continues to evaluate the underlying inputs and assumptions.  Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the VIP Acquisition.   The preliminary estimated fair value of the consideration is summarized as follows:

$'s in 000's	Fair Value
Current assets	$15,755
Property, plant, and equipment	8,857
Other assets, net	295
Intangible assets - Customer relationships (20 year useful life)	80,200
Intangible assets - Brand names (10 year useful life)	9,600
Goodwill	112,109
Total assets	226,816

Current liabilities	22,886
Capital lease obligations	3,032
Total liabilities	25,918

Estimated purchase price	$200,898

Cash paid, net of cash acquired	$91,987
LLC Interests and shares of Class B common stock	90,031
Guarantee note	10,000
Contingent notes	9,500
Preliminary post-closing working capital adjustment	(620)

Estimated fair value of total consideration transferred	$200,898

The definite-lived intangibles primarily relate to customer relationships and brand names. The $89,800 thousand represents the fair value and will be amortized on a straight-line basis through January 2038. Amortization expense for these definite-lived intangible assets for the three months ended March 31, 2018 was $1,035 thousand and the estimated future amortization expense is approximately $3,728 thousand for the remainder of 2018, and $4,970 thousand annually thereafter.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. The balance was allocated to the Products and Services segments and as shown in Note 4.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the VIP Acquisition and related financing activities had occurred on January 1, 2017. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) costs of goods sold based on the fair value of acquired inventory; (iv) interest expense incurred in connection with the term loan and guaranteed note borrowings used to finance the acquisition; (v) inclusion of equity-based compensation expense associated with equity awards granted to certain VIP employees in connection with the acquisition; (vi) elimination of acquisition expenses; and (vii) VIP’s operations for the periods from January 1, 2017 to March 31, 2017 and January 1, 2018 to January 16, 2018. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the VIP Acquisition been effected on the assumed date and are not intended to be a projection of future results:

	Three months ended March 31,
($'s in 000's, except per share data)	2018	2017
Net sales	$118,162	$98,992
Net income (loss)	$(1,020)	$5,448

Earnings (loss) per share:
Basic(1)	$(0.07)	$—
Diluted(1)	$(0.07)	$—

(1)	- Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 8 – Earnings Per Share.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	March 31, 2018	December 31, 2017
Leasehold improvements	$7,656	$6,616
Equipment	11,797	10,665
Vehicles and accessories	3,916	—
Computer equipment and software	3,219	927
Buildings	794	771
Furniture and fixtures	865	407
Land	660	660
Construction in progress	5,096	2,344
	34,003	22,390
Less accumulated depreciation	(8,728)	(7,390)
Total property, plant, and equipment	25,275	15,000

Depreciation and amortization expense related to these assets was $1,250 thousand and $536 thousand for the three months ended March 31, 2018, and 2017, respectively

Note 4 – Intangible Assets and Goodwilll

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	March 31, 2018	December 31, 2017
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	81,443	1,191
Patents and processes	10 years	2,087	1,998
Brand names	10-15 years	10,561	923
Total amortizable intangibles		97,462	7,483
Less accumulated amortization		(5,942)	(4,733)
Total net amortizable intangibles		91,520	2,750
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$92,036	$3,266

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject foreign currency movements.  Amortization expense for the months ended March 31, 2018, and 2017, was $1,140 thousand and $260 thousand, respectively.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2018	$4,044
2019	5,393
2020	5,393
2021	5,392
2022	5,388
Thereafter	65,910

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2018 to March 31, 2018:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	5,064	—	5,064
Foreign currency translation	216	—	216
Acquisition	66,109	46,000	112,109
Goodwill as of March 31, 2018	$71,389	$46,000	$117,389

Note 5 – Debt

A&R Credit Agreement

In connection with the VIP Acquisition, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  The A&R Credit Agreement matures on January 17, 2023.

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

Also in connection with the closing of the VIP Acquisition, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”).  The Term Loan Credit Agreement provides for a secured term loan credit facility of $75 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin.  The Term Loan Credit Agreement requires quarterly principal payments, with the full balance due on January 17, 2023.

As of March 31, 2018, the Company had $43 million outstanding under the A&R Credit Agreement and $75 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 4.75% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 6.97% as a LIBOR rate loan.  The A&R Credit Agreement contains a lockbox mechanism.

The A&R Credit Agreement and Term Loan Credit Agreement contains certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of March 31, 2018, the Company was in compliance with these covenants.

Prior Credit Agreement

The Company entered into a previous credit agreement (“Prior Credit Agreement”) on December 21, 2016.  The Prior Credit Agreement provided for secured financing of $50,000 thousand in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45,000 thousand revolving credit facility (“Prior Revolver”) maturing on December 16, 2019; and

(ii) $5,000 thousand term loan (“Prior Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2017, the Company had fully repaid the Prior Term Loans and had $15,325 thousand outstanding under the Prior Revolver. The interest rate on the Prior Revolver was 5.00% as a Base Rate loan.  All amounts outstanding under the Prior Revolver were repaid in connection with the A&R Credit Agreement.

Other Debt

The Company entered into a mortgage with a local bank to finance $1.92 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10 million on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments.

The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2018	December 31, 2017
Term loans	$75,000	$—
Revolving credit facility	43,081	15,325
Mortgage	1,891	1,902
Guaranteed note	10,000	—
Net discount on debt and deferred financing fees	(2,262)	—
	$127,710	$17,227
Less current maturities of long-term debt	(795)	(44)
Total long-term debt	$126,915	$17,183

Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of March 31, 2018, are as follows:

($'s in 000's)
Remainder of 2018	$595
2019	796
2020	798
2021	800
2022	802
Thereafter	126,181

The Company incurred debt issuance costs of $250 thousand related to the A&R Credit Agreement and $2,363 thousand related to the Term Loan during the three months ended March 31, 2018.

Note 6 –  Leases

The Company leases certain real estate, for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2018 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Annual future commitments under non-cancelable leases as of March 31, 2018, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
Remainder of 2018	$3,035	$1,147
2019	1,968	1,294
2020	1,284	818
2021	511	184
2022	430	73
Thereafter	242	21
Total minimum future obligations	$7,470	$3,537
Less interest		(209)
Present value of net future minimum obligations		3,328
Less current capital lease obligations		(1,337)
Long-term capital lease obligations		$1,991

The net book value of assets under capital lease was $4,285 thousand and $850 thousand as of March 31, 2018 and December 31, 2017, respectively. Total operating lease expense for the three months ended March 31, 2018 and 2017 totaled $862 thousand and $460 thousand, respectively.

Note 7 – Income Tax

As a result of the IPO and related reorganization transactions completed in July 2017, the Company held an economic interest of approximately 62% in Holdco and consolidates the financial position and results of Holdco.  The approximate 38% of Holdco not held by the Company in the period after the IPO through December 31, 2017 is considered non-controlling interest.  Holdco is treated as a partnership for income tax reporting.  Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

On December 22, 2017, Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA includes a number of provisions, including (1) the lowering of the U.S. corporate tax rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5)  a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; and (7) limitations on the deductibility of certain executive compensation.

The Company recorded income tax benefit of $1,067 thousand in the first quarter of 2018, an effective tax rate of 21.2% against loss before taxes, and income tax expense of $0.0 in the first quarter of 2017, an effective tax rate of 0% against income before income taxes. Income tax expense in first three months of 2018 was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of the non-controlling interest income that is not taxable and the new GILTI income inclusion. The Company does not believe it will incur a new Base Erosion and Anti-Abuse Tax (“BEAT”) minimum tax or will have an interest expense limitation. In 2017, the income expense in first three months of 2017 was different than the U.S Federal statutory income tax rate of 35% is due to Holdco not being taxed as the entity was a partnership.

As noted at year-end, the Company was able to reasonably estimate certain TCJA effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax asset and liabilities. As of the first quarter our accounting for the TCJA is incomplete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) continue to be provisional. The Company has not made any additional measurement-period adjustments related to transition tax during 2018, because the Company has not yet completed the calculation of the total post-1986 Earnings and Profits (“E&P”) for these foreign subsidiaries. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. The Company is continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period. The Company was able to reasonably estimate the remeasurement of certain deferred tax asset and liabilities as an initial provisional amount for the year ending December 31, 2017. The Company is continuing to gather additional information to more precisely compute the amount of the tax expense related to remeasurement. The accounting for this item is not yet complete because judgement is required with respect to the timing and deductibility of certain expenses in the Company’s income tax return.

Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend on a number of different aspects of the estimated long-term effects of this provision under the TCJA. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimate of the estimated 2018 current GILTI impact in our average effective tax rate for 2018.

Prior to the IPO, the Company’s predecessor for financial reporting purposes was Opco, which is a limited liability company, and the majority of Opco’s businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation.  Opco makes cash distributions to permit the member to pay these taxes as needed by the member’s tax situation.  In the three months ended March 31, 2018, the Company made cash distributions of $540 thousand.  In the three months ended March 31, 2017, the Company did not make cash distributions. In the three months ended March 31, 2018 Opco accrued $434 thousand for anticipated tax distributions to Continuing LLC Owners. This liability is included in accounts payable on the condensed consolidated balance sheet.

For the three months ended March 31, 2018, the Company owned a weighted average of 56.7% of Holdco.

Note 8 – Earnings per Share

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

As described in Note 10 — “Stockholders’ Equity”, on July 20, 2017, the PetIQ Holdings, LLC Agreement (“LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests of Holdco, and (ii) exchange all of the then-existing membership interests of the Continuing LLC Owners for common units of Holdco. This Recapitalization changed the relative membership rights of the Continuing LLC Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

($'s in 000's, except for per share amounts)	March 31, 2018
Numerator:
Net (loss)	$(3,957)
Less: net loss attributable to non-controlling interests	1,929
Net loss attributable to PetIQ, Inc. — basic	(2,028)
Denominator:
Weighted-average shares of Class A common stock outstanding (in 000's)-- basic	14,575
Dilutive effects of stock options that are convertible into Class A common stock	—
Dilutive effect of RSUs	—
Weighted-average shares of Class A common stock outstanding (in 000's)-- diluted	14,575

Earnings per share of Class A common stock — basic	$(0.14)
Earnings per share of Class A common stock — diluted	$(0.14)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock as well as 1,792,648 stock options and restricted stock units have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of March 31, 2018, 881,399 shares were available for issuance under the Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c )(4).  The Inducement Plan reserved 800,000 shares of Class A Common Stock of the Company.  As of March 31, 2018, 760,000 shares were available for issuance under the Inducement Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

Stock Options

The Company awards stock options to certain employees and directors under the Plan and the Inducement Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested.  Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $697 thousand for the three months ended March 31, 2018.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended March 31 2018:

2018
Expected term (years) (1)	6.25
Expected volatility (2)	35.00%
Risk-free interest rate (3)	2.53%
Dividend yield (4)	0.00%

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
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock

There were no grants issued during the three month period ended March 31, 2017.

The following table summarizes the activity of the Company’s unvested stock options for the period ended March 31, 2018

Weighted
Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2017	598,644	$16.00
Granted	1,190,000	22.35
Exercised
Forfeited	—
Cancelled	—
Outstanding at March 31, 2018	1,788,644	$20.23	$11,399	9.65
Options exercisable at March 31, 2018	—

The weighted average grant date fair value of stock options granted during the period ended March 31, 2018 was $10.02 per option. At March 31, 2018, total unrecognized compensation cost related to unvested stock options was $13.1 million and is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions, typically 33% on each anniversary of the grant date until fully vested.  Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant.  At March 31, 2018, total unrecognized compensation cost related to unvested RSUs was $99 thousand and is expected to vest over a weighted average 3 years.

The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2018.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	—	—
Granted	4,004	24.97
Settled	—
Forfeited	—
Non-vested RSUs at March 31, 2018	4,004	$24.97

There were no grants of RSUs for the three months ended March 31, 2017.

Note 10 – Stockholders’ Equity

Acquisition

During the three months ended March 31, 2018, Holdco issued 4,200,000 LLC Interests as consideration for a business combination.  The Company issued 133,334 Class B common shares and executed a side letter to the Unit Purchase Agreement requiring the Company to issue additional Class B common shares as they become available for issuance up to but not exceeding 4,200,000 Class B common shares.  An additional 2,909,460 Class B common shares were issued to the Sellers during the three months ended March 31, 2018.

Exchanges

During the three months ended March 31, 2018, Continuing LLC Owners exercised exchange rights and exchanged 2,909,460 Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock.  The LLC Agreement generally allows for conversions on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	Continuing LLC			Continuing LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2017	8,268,188	13,222,583	21,490,771	38.5%	61.5%
Issuance of LLC Interests for acquisition	4,200,000	—	4,200,000
Exchange transactions	(2,909,460)	2,909,460	—
As of March 31, 2018	9,558,728	16,132,043	25,690,771	37.2%	62.8%

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended March 31, 2018 and 2017, three customers, individually accounted for more than 10% of sales. In total for the three months ended March 31, 2018 and 2017, the three customers accounted for 46% and 59% of net sales, respectively. At March 31, 2018 and December 31, 2017, four and three customers,respectively, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 65% and 48%, respectively, of outstanding trade receivables, net. The customers are customers of the Products segment.

Note 13 – Commitments and Contingencies

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

In April 2018, Med Vets, Inc. and  Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations.  The plaintiffs seek unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP.  We believe that the case lacks merit and intend to vigorously defend the case and seek any appropriate affirmative relief from the Court.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at March 31, 2018 and December 31, 2017, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Note 14 – Segments

Prior to January 17, 2018, The Company had two operating segments, and thus two reportable segments, which were the procurement, packaging, and distribution of pet health and wellness products in the Domestic markets (U.S. and Canada) and in the International markets (primarily Europe). The determination of the operating segments was based on the level at which the Chief Operating Decision Maker reviews discrete financial information to assess performance and make resource allocation decisions, which was done based on these two geographic areas.

In connection with our acquisition of VIP, the Company reorganized operations to correspond with the structure of the Company.  The Company now operates the Product and Service segments.  The Product segment consists of legacy PetIQ Domestic and International segments plus VIP’s product distribution business.  Services represents all veterinary services provided by the Company directly to consumers. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker to make resource allocation decisions and to evaluate performance.  Certain corporate costs are not included in this analysis, such as accounting, legal, human resources, information technology and corporate headquarters expenses.  Additionally certain expense types are allocated to the corporate portion of the Company, such as stock based compensation, amortization expense on intangible assets, interest expense, foreign currency exchange adjustments, and income taxes.  All prior period disclosures have been restated to reflect these new reportable operating segments.

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's
March 31, 2018	Products	Services	Corporate	Consolidated
Net Sales	$97,851	$17,215	$—	$115,066
Operating income (loss)	8,949	(356)	(11,678)	(3,085)
Interest expense	—	—	(1,765)	(1,765)
Foreign currency loss, net	—	—	(78)	(78)
Other income, net	—	—	(96)	(96)
Identifiable assets	$146,605	$39,835	$6,539	$192,979
Depreciation expense	$462	$547	$241	$1,250
Amortization expense	$—	$—	$1,140	$1,140

$'s in 000's
March 31, 2017	Products	Services	Corporate	Consolidated
Net Sales	$67,029	$—	$—	$67,029
Operating income (loss)	7,759	—	(2,964)	4,795
Interest expense	—	—	(464)	(464)
Other income, net	—	—	(3)	(3)
Foreign currency loss, net	—	—	(49)	(49)
Identifiable assets	$97,753	$—	$407	$98,160
Depreciation expense	$475	$—	$61	$536
Amortization expense	$—	$—	$260	$260

Note 15 – Related Parties

Opco had entered into management consulting services agreements with members of Holdco.  The services were related to financial transactions and other senior management matters related to business administration.  Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly.  These expenses were recorded in general and administrative expenses in the condensed consolidated statement of comprehensive income (loss).  The Company recorded $190 thousand of expense for the three months ended March 31, 2017.  Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 7– “Income Taxes”, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations.  At March 31, 2018, and December 31, 2017, the Company had an accrual of $491 thousand and $597 thousand, respectively, for estimated tax distributions, which are included in accounts payable on the condensed consolidated balance sheets.

The Company leases office and warehouse space from a company under common control of the Sellers, commencing on January 17, 2018. The Company incurred rent expenses of $73 thousand in the three months ended March 31, 2018.

Note 16 – Subsequent events

In April 2018, as part of the integration of VIP operations, the Company implemented a rationalization plan with respect to its services segment.  The plan resulted in the Company discontinuing underperforming mobile clinics and reducing headcount associated with those clinics.  The discontinued clinics generated approximately $430 thousand of service revenue in the three months ended March 31, 2018 and approximately $371 thousand of operating loss.  The Compay expects to incur additional expenses primarily in the second quarter of 2018 related to severance and contract termination costs during the remainder of 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements for the year ended December 31, 2017 and related notes included in the annual report  for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “-Cautionary Note Regarding Forward-Looking Statements.”

Our Business

Overview

PetIQ is a rapidly growing pet health and wellness company providing convenient access and affordable choices to a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. Through our retail relationships, we encourage pet owners to regularly visit their veterinarian and educate them about the importance of veterinarian-grade products.  During the three months ended March 31, 2018, we completed the acquisition of VIP Petcare.  Through VIP, we provide veterinary services to pet owners in over 31 states.

On January 17, 2018, we acquired Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP,” and such acquisition, the “VIP Acquisition”). The aggregate consideration, comprised of (i) $100 million in cash (ii) 4,200,000 membership units of Holdings (the “LLC Interests”) and 4,200,000 shares of Class B common stock, $0.001 par value per share, of the Company (the “Class B Issuance” and together with the LLC Interests, the “Equity Consideration”) and (iii) promissory notes consisting of (A) a $10.0 million note payable 5 years and 6 months after the closing, which shall accrue interest quarterly in arrears at a rate of 6.75% per annum and (B) two $10 million contingent notes, payable upon the achievement of certain combined Company EBITDA targets for 2018 and 2019, which, if payable, shall accrue interest quarterly in arrears at a rate of 6.75% per annum beginning once earned; VIP provides a comprehensive suite of services at community clinics and wellness centers hosted at local pet retailers across 31 states.

Our sales occur predominantly in the U.S. and Canada. Approximately 99% and 98% of our three months ended March 31, 2018 and fiscal 2017, respectively, net sales were generated from customers located in the United States and Canada, with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Products; and (ii) Services. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.

Results of Operations

Components of our Results of Operations

Net Sales

Our product net sales consist of our total sales net of product returns, allowances (discounts), trade promotions and incentives. We offer a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in‑store displays. We recognize revenue when persuasive evidence of an arrangement exists, in accordance with the terms of our contracts, which generally occurs upon shipment of product, when the price is fixed or determinable and when collectability is reasonably assured. These trade promotions are used to increase our aggregate net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

Key factors that may affect our future sales growth include: new product introductions; expansion into e-commerce and other customer bases; expansion of items sold to existing customers, addition of new retail customers and to maintain pricing levels necessary for profitability; aggressive pricing by our competitors; and whether we can maintain and develop positive relationships with key retail customers.

Our products are primarily consumables and, as such, they experience a replenishment cycle.

Our service revenue consists of providing veterinary services for consumers and selling products to the consumer in conjunction with those services.  The customer renders payment at the time the service is rendered.

While many of our products are sold consistently throughout the year, we experience seasonality in the form of increased retailer demand for our flea and tick product offerings in the first two quarters of the year in preparation for increased consumer demand during the summer months.  Additionally our veterinary services experience seasonality as consumers typically seek more services in the warmer months.

Gross Profit

Gross profit is our net product sales plus service revenue less cost of product sales and services. Our cost of product sales consists primarily of costs of raw goods, finished goods packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Cost of services are comprised of all service and product costs related to provide veterinary services to consumers, including but not limited to, salaries of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. Since our inception in 2010, we have worked closely with our contract manufacturers to negotiate lower costs through increased volume of purchases and price negotiations. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven largely by whether we source the product direct from the manufacturer or a licensed distributor. Gross profit in the services segment is driven by the number of pets that seek services in the clinics due to the relatively fixed cost nature of providing the clinic.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. General and administrative expenses as a percentage of net sales have increased from 11.0% in the first three months of 2017 to 16.5% in the first three months of 2018, primarily driven by the VIP Acquisition.  In addition to costs directly related to the acquisition, we acquired the corporate overhead which we are currently integrating into the consolidated company. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments.

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

Results of Operations

The following table sets forth our consolidated statements of income (loss) in dollars and as a percentage of net sales for the periods presented:

	For the three months ended		% of net sales
$'s in 000's	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Product sales	$97,851	$67,029	85.04%	100.0%
Service revenue	17,215	—	14.96%	-%
Total sales	115,066	67,029	100.0%	100.0%
Cost of products sold	84,586	54,829	73.5%	81.8%
Cost of services	14,597	—	12.7%	—%
Total cost of sales	99,183	54,829	86.2%	81.8%
Gross profit	15,883	12,200	13.8%	18.2%
General and administrative expenses	18,968	7,405	16.5%	11.0%
Operating income	(3,085)	4,795	(2.7)%	7.2%
Interest expense	(1,765)	(464)	(1.5)%	(0.7)%
Foreign currency loss, net	(78)	(49)	(0.1)%	(0.1)%
Other expense, net	(96)	(3)	(0.1)%	—%
Total other expense, net	(1,939)	(516)	(1.7)%	(0.8)%
Pretax net (loss) income	(5,024)	4,279	(4.4)%	6.4%
Provision for income taxes	1,067	—	0.9%	—%
Net (loss) income	(3,957)	4,279	(3.4)%	6.4%

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

Net sales

Product sales increased $30.8 million or 46.0%, to $97.9 million for the three months ended March 31, 2018, compared to $67.0 million for the three months ended March 31, 2017. This increase was driven primarily by expanding item count at existing customers of existing items, as well as growth in new customers, primarily from the VIP Acquisition.  Revenues were also impacted by the adoption of ASU 2014-09 Revenue from Contracts with Customers (“ASC 606”), which reduced revenue by $0.9 million relative to past practice, this revenue will be recognized in later periods when certain criteria are met.  See Note 1 – “Principal Business Activity and Significant Accounting Policies” to the Condensed Consolidated Financials for more information regarding the adoption of ASC 606.

Service revenue was $17.2M, with no comparable revenue in 2017.  The acquisition of the VIP service business in January 2018 led to the addition of the services revenue in the three months ended March 31, 2018.

Gross profit

Gross profit increased by $3.7 million, or 30.2%, to $15.9 million for the three months ended March 31, 2018, compared to $12.2 million for the three months ended March 31, 2017.  This increase is due to the significant sales growth, offset by the growth occurring in lower margin items as well increased trade expenditures which reduces net sales.

Additionally, margin was impacted by the purchase accounting adjustment of $1.5 million to fair value inventory and the adoption of ASC 606 of $0.9 million.  Gross margin decreased to 13.8% for the three months ended March 31, 2018, from 18.2% for the three months ended March 31, 2017.

General and administrative expenses

General and administrative expenses increased by $11.6 million or 156.2% to $19.0 million for the three months ended March 31, 2018 compared to $7.4 million for the three months ended March 31, 2017. The increase reflects:

•	VIP acquisition related costs of $3.2 million;
•	Increased amortization of $0.9 million on acquired intangible assets;
•	Increased legal, accounting, and related costs as part of being a public company;
•	increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants; and
•	the addition of the VIP corporate overhead that oversees the Services segment.

Interest expense, net

Interest expense, net increased $1.3 million, or 276.1%, to $1.8 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017. This increase was driven by the new debt agreement entered into to finance the VIP Acquisition as well as higher amounts outstanding on the revolving credit facility during the quarter compared to the three months ended March 31, 2017.

Other income (expense), net

Other income (expense), net,  increased $93,000 to $96,000 in the three months ended March 31, 2018 compared to $3,000 for the three months ended March 31, 2017.  This is due to a fair value adjustment to the contingent notes entered into as part of the VIP Acquisition.

Pre-tax net income (loss)

As a result of the factors above, pre-tax net income (loss) decreased $9.3 million to a loss of $5.0 million for the three months ended March 31, 2018 compared to pre-tax net income of $4.3 million for the three months ended March 31, 2017.

Provision for income taxes

Our effective tax rate, giving effect to the non-controlling interest, a partnership for income tax purposes, was 21.2% for the three months ended March 31, 2018, with a tax benefit of $1.1 million.  Prior to our IPO in July 2017, the Company was treated as a partnership, thus did not have income tax expense.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA plus acquisition costs, stock based compensation expense, purchase accounting  inventory adjustment, fair value adjustment to contingent consideration, new clinic launch expenses, integration and costs of discontinued clinics, and management fees. Adjusted EBITDA adjusts for transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management: (i) as a factor in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliations of net (loss) income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended
$'s in 000's	March 31, 2018	March 31, 2017
Net (loss) income	$(3,957)	$4,279
Plus:
Tax expense	(1,067)	—
Depreciation	1,250	536
Amortization	1,140	260
Interest	1,765	464
EBITDA	$(869)	$5,539
Acquisition costs(1)	3,215	—
Management fees(2)	—	190
Stock based compensation expense	698	—
Purchase accounting adjustment to inventory	1,502	—
Fair value adjustment of contingent note	141	—
Integration costs and costs of discontinued clinics	371	—
New clinic launch expenses(3)	365	—
Adjusted EBITDA	$5,423	$5,729

(1)	Acquisition costs relating to our acquisition of VIP, which was completed during the three months ended March 31, 2018.
(2)	Represents annual fees paid pursuant to our management agreements with Eos, Highland and Labore. The management agreements terminated in connection with our initial public offering;
(3)	Clinic launch expenses represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity contributions. As of March 31, 2018 and December 31, 2017, our cash and cash equivalents were $4.7 million and $37.9 million respectively. As of March 31, 2018, we had $43.1 million outstanding under a revolving credit facility, $75 million under a term loan, $10 million due under a guaranteed note, and $1.9 million outstanding under a mortgage.  The debt agreements bear interest at rates between 4.35% and 6.98%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2018 and December 31, 2017, we had working capital (current assets less current liabilities) of $85.2 million and $90.7 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $38.4 million for the three months ended March 31, 2018, compared to cash used in operating activities of $16.9 million for the three months ended March 31, 2017. The change in operating cash flows primarily reflects increased use of cash for working capital and the net loss sustained in the quarter.  Working capital uses are driven by increased accounts receivable resulting from our growing sales.  Net changes in assets and liabilities accounted for $36.5 million in cash used in operating activities for the three months ended March 31, 2018 compared to $22.0 million of cash used in operating activities for the three months ended March 31, 2017.

Cash used in Investing Activities

Net cash used in investing activities was $94.2 million for the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017. The increase in net cash used in investing activities is a result of the VIP Acquisition as well as growth in capital expenditures.

Cash provided by Financing Activities

Net cash provided by financing activities was $99.4 million for the three months ended March 31, 2018 compared to $18.0 million in net cash provided by financing activities for the three months ended March 31, 2017.  This increase in cash provided by financing activities is primarily driven by the Company’s new debt taken out to finance the VIP Acquisition.

Description of Indebtedness

A&R Credit Agreement

In connection with the VIP Acquisition, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  The A&R Credit Agreement matures on January 16, 2023.

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

Also in connection with the closing of the VIP Acquisition, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”).  The Term Loan Credit Agreement provides for a secured term loan credit facility of $75 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin.  The Term Loan Credit Agreement requires quarterly principal payments, with the full balance due on January 17, 2023.

As of March 31, 2018, the Company had $43 million outstanding under the A&R Credit Agreement and $75 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 4.75% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 6.97% as a LIBOR rate loan.  The A&R Credit Agreement contains a lockbox mechanism.

The A&R Credit Agreement and Term Loan Credit Agreement contains certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of March 31, 2018, the Company was in compliance with these covenants.

Prior Credit Agreement

The Company entered into a previous credit agreement (“Prior Credit Agreement”) on December 21, 2016.  The Prior Credit Agreement provided for secured financing of $50,000 thousand in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45,000 thousand revolving credit facility (“Prior Revolver”) maturing on December 16, 2019; and

(ii) $5,000 thousand term loan (“Prior Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2017, the Company had fully repaid the Prior Term Loans and had $15,325 thousand outstanding under the Prior Revolver. The interest rate on the Prior Revolver was 5.00% as a Base Rate loan.  All amounts outstanding under the Prior Revolver were repaid in connection with the A&R Credit Agreement.

Other Debt

The Company entered into a mortgage with a local bank to finance $1.92 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10 million on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2018, we had variable rate debt of approximately $118.1 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended March 31, 2018 by approximately $241 thousand.

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

As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, we completed the acquisition of Community Veterinary Clinics LLC and Subsidiaries d/b/a VIP Petcare “VIP” from VIP Holdings, LLC, on January 17, 2018.  As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of VIP.  As permitted by interpretive guidance for newly acquired businesses issued by SEC staff, management has excluded VIP’s internal control over financial reporting from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of March 31, 2018.  As outlined in Note 2 to the condensed consolidated financial statements included in this quarterly report, total assets of VIP included in the Company’s preliminary purchase price allocation were approximately $28 million, and total VIP revenues were approximately $17 million.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”).  The adoption of Topic 606 had an immaterial impact on our financial statements, however we implemented certain changes to our revenue recognition related control activities to enhance policies and periodic review procedures to incorporate specific Topic 606 considerations.

Additionally, in relation to the closing of the VIP acquisition, noted in the section above, management implemented changes to internal control activities, including enhanced policies and review procedures pertaining to the use of valuation service providers, opening balance sheet determination, intercompany transactions, and segment reporting.

There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our ability to successfully grow our business through acquisitions; our ability to integrate, manage and expand VIP’s business; and our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to achieve or sustain profitability; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In April 2018, Med Vets, Inc. and  Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations.  The plaintiffs seek unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP.  We believe that the case lacks merit and intend to vigorously defend the case and seek any appropriate affirmative relief from the Court

We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation described above, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017, except for (i) the addition of the risk factors that immediately follow, and (ii) the revision of the risk factors that follow them, which are revised and restated in their entirety.

Additional Risk Factors

We may be unsuccessful in opening new retail clinics, which could adversely affect our growth

One of the key means to achieving our growth strategy is through opening new retail clinics, both wellness centers and mobile clinics, and operating those on a profitable basis.  We opened 2 new wellness centers and 2 district offices in the first quarter of 2018 and plan to open an additional 20 wellness centers in the remainder of 2018.  Our ability to open new retail clinics is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•	identify available and suitable retail partners;

•	compete for sites;
•	reach acceptable lease or host arrangement terms;
•	hire, train, and retail the skilled veterinarians and skilled employees necessary to staff the clinics and wellness centers;
•	obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals;
•	respond effectively to any changes in local, state, and federal law and regulations that adversely affect our ability to open new wellness centers or clinics; and
•	control construction and other launch costs to open the wellness centers and clinics.

There is no guarantee that a sufficient number of suitable sites or hosts will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan.  If we are unable to open new clinics and wellness centers, or if openings are significantly deleyated, our earnings or revenue growth and our business could be materially and adversely affected, as we expect a portion of our growth to come from new locations.

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating history. The challenges of entering new markets include (i) difficulties in hiring experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important for our success in our existing markets. In addition, clinics and wellness centers that we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, and may have higher construction, occupancy, and operating costs, than clinics and wellness centers that we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new clinics and wellness centers. Expanding our services segment could require the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, and capital expenditures and working capital.

Failure by us to effectively execute on our rationalization plan with respect to our Services segment could result in total costs that are greater than expected or otherwise harm our business.

In April 2018, as part of the integration of VIP operations, the Company implemented a rationalization plan with respect to its Services segment.  The plan resulted in the Company discontinuing underperforming mobile clinics and reducing headcount associated with those clinics.  The Company expects to incur reorganization expenses related to severance, and contract termination costs associated with the rationalization primarily during the second quarter of 2018.  Risks associated with this rationalization plan could include delays in implantation, changes in plans that increase or decrease the number of employees affected, adverse effects on employee morale, and increased costs any of which may impair our ability to achieve anticipated cost reductions or otherwise harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

PETIQ, INC.

May 15, 2018	/s/ John Newland
John Newland
Chief Financial Officer