Form 10-Q
period 2018-06-30
PetIQ, Inc.
filed 2018-08-14
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38163

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

As of August 14, 2018, we had 16,856,379 shares of Class A common stock and 8,834,389 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, $’s in 000’s except for share and per share amounts)

	June 30, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$11,672	$37,896
Accounts receivable, net	50,910	21,759
Inventories	81,208	44,056
Supplier prepayments	1,692	3,173
Other current assets	1,967	1,991
Total current assets	147,449	108,875
Property, plant and equipment, net	25,833	15,000
Deferred tax assets	18,595	5,994
Other non-current assets	2,933	2,646
Intangible assets, net	86,714	3,266
Goodwill	118,335	5,064
Total assets	$399,859	$140,845
Liabilities and equity
Current liabilities
Accounts payable	$65,291	$14,234
Accrued wages payable	3,423	1,811
Accrued interest payable	926	115
Other accrued expenses	2,225	1,880
Current portion of long-term debt and capital leases	2,033	151
Total current liabilities	73,898	18,191
Long-term debt	107,404	17,183
Capital leases, less current installments	1,646	389
Contingent notes	7,500	—
Other non-current liabilities	403	238
Total non-current liabilities	116,953	17,810
Commitments and contingencies
Equity
Additional paid-in capital	146,054	70,873
Class A common stock, par value $0.001 per share, 125,000,000 shares authorized, 16,647,998 and 13,222,583 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	16	13
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized, 9,042,773 and 8,268,188 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	9	8
Accumulated deficit	(3,197)	(3,493)
Accumulated other comprehensive loss	(913)	(687)
Total stockholders' equity	141,969	66,714
Non-controlling interest	67,039	38,130
Total equity	209,008	104,844
Total liabilities and equity	$399,859	$140,845

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Income

(Unaudited, $’s in 000’s, except for per share amounts)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Product sales	$148,713	$87,178	$246,564	$154,207
Services revenue	22,429	—	39,644	—
Total net sales	171,142	87,178	286,208	154,207
Cost of products sold	127,583	71,227	212,169	126,056
Cost of services	17,241	—	31,838	—
Total cost of sales	144,824	71,227	244,007	126,056
Gross profit	26,318	15,951	42,201	28,151
Operating expenses
General and administrative expenses	16,943	9,277	35,911	16,682
Operating income	9,375	6,674	6,290	11,469
Interest expense, net	(2,216)	(535)	(3,981)	(999)
Foreign currency gain (loss), net	136	(72)	58	(121)
Other (expense) income, net	(877)	3	(973)	—
Total other expense, net	(2,957)	(604)	(4,896)	(1,120)
Pretax net income	6,418	6,070	1,394	10,349
Income tax (expense) benefit	(1,020)	—	47	—
Net income	5,398	6,070	1,441	10,349
Net income attributable to non-controlling interest	2,899	6,070	970	10,349
Net income attributable to PetIQ, Inc.	$2,499	$—	$471	$—

Net income per share attributable to PetIQ, Inc. Class A common stock(1)
Basic	$0.16	—	$0.03	—
Diluted	$0.16	—	$0.03	—
Weighted average shares of Class A common stock outstanding(1)
Basic	15,980,111	—	15,285,138	—
Diluted	16,008,046	—	15,328,596	—

(1)	Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 8 – Earnings Per Share.

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, $’s in 000’s)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$5,398	$6,070	$1,441	$10,349
Foreign currency translation adjustment	(725)	374	(289)	515
Comprehensive income	4,673	6,444	1,152	10,864
Comprehensive income attributable to non-controlling interest	2,668	6,444	901	10,864
Comprehensive income attributable to PetIQ	$2,005	$—	$251	$—

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, $’s in 000’s)

	For the six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income	$1,441	$10,349
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	5,714	1,687
Foreign exchange (gain) loss on liabilities	(41)	14
(Gain) loss on disposition of property	(49)	149
Stock based compensation expense	1,454	—
Deferred tax adjustment	(47)	—
Other non-cash activity	266	—
Changes in assets and liabilities
Accounts receivable	(20,820)	(14,175)
Inventories	(29,384)	(8,473)
Prepaid expenses and other assets	2,080	(574)
Accounts payable	31,859	3,603
Accrued wages payable	410	377
Other accrued expenses	(2,304)	54
Net cash used in operating activities	(9,421)	(6,989)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	103	—
Purchase of property, plant, and equipment	(4,732)	(681)
Business acquisition (net of cash acquired)	(92,083)	—
Net cash used in investing activities	(96,712)	(681)
Cash flows from financing activities
Proceeds from issuance of long-term debt	299,078	150,000
Principal payments on long-term debt	(215,964)	(141,962)
Principal payments on capital lease obligations	(561)	(56)
Payment of deferred financing fees and debt discount	(2,613)	(25)
Net cash provided by financing activities	79,940	7,957
Net change in cash and cash equivalents	(26,193)	287
Effect of exchange rate changes on cash and cash equivalents	(31)	(6)
Cash and cash equivalents, beginning of period	37,896	767
Cash and cash equivalents, end of period	$11,672	$1,048

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, $’s in 000’s)

	For the six months ended
Supplemental cash flow information	June 30, 2018	June 30, 2017
Interest paid	$3,104	$799
Property, plant, and equipment acquired through accounts payable	(433)	(121)
Capital lease additions	34	17
Net change of deferred tax asset from step-up in basis	12,505	—
Income taxes paid	400	—
Accrued tax distribution	693	—
Non cash consideration - Contingent notes	6,900	—
Non cash consideration - Guarantee note	10,000	—
Non cash consideration - Issuance of Class B common stock and LLC Interests	90,031	—

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, $’s in 000’s)

		Accumulated
		Other
		Comprehensive					Additional
	Accumulated	(Loss)					Paid-in	Non-controlling	Total
	Deficit	Income	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - December 31, 2017	$(3,493)	$(687)	13,222,583	$13	8,268,188	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	112	—	—	4,200,000	4	36,280	53,635	90,031
Exchange of LLC Interests held by Continuing LLC Owners	—	(118)	3,425,415	3	(3,425,415)	(3)	25,517	(25,399)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	12,505	—	12,505
Accrued tax distributions	—	—	—	—	—	—	—	(693)	(693)
Other comprehensive income	—	(220)	—	—	—	—	—	(69)	(289)
Stock based compensation expense	—	—	—	—	—	—	879	575	1,454
Net income	471	—	—	—	—	—	—	970	1,441
Balance - June 30, 2018	$(3,197)	$(913)	16,647,998	$16	9,042,773	$9	$146,054	$67,039	$209,008

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

The Company’s principal asset is the Holdco LLC Interests that it holds. As the sole managing member of Holdco, the Company operates and controls all of the business and affairs of Holdco and, through Holdco and its subsidiaries, conducts the Company’s business. In addition, the Company controls the management of, and has a controlling interest in, Holdco and, therefore, is the primary beneficiary of Holdco. As a result, the Company consolidates the financial results of Holdco pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of the Company’s net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of Continuing LLC Owners (defined as all owners of Holdco other than PetIQ) to a portion of Holdco’s net (loss) income. Holdco’s assets may be used only to settle Holdco’s obligations and Holdco’s beneficial interest holders have no recourse to the general credit to the Company. Through Holdco and its subsidiaries, the Company is a manufacturer and wholesale distributor of over-the-counter and prescription pet medications and pet wellness products to various retail customers and distributors throughout the United States and Europe. The Company also provides veterinary services to retail consumers through a network of community clinics and wellness centers.  The Company is headquartered in Eagle, Idaho and manufactures and distributes products from facilities in Florida, Texas, Utah, and Europe. The Company provides veterinary services in the United States through a network of 34 district offices.

PetIQ, Inc. consolidates Holdco and Opco; Opco is considered to be the predecessor to PetIQ, Inc. for accounting and reporting purposes.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and certain veterinary medical groups to which we provide services. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 13, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment and intangible assets; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of assets and liabilities in connection with acquisitions, the valuation of deferred tax assets and liabilities, the valuation of inventories, and reserves for legal contingencies

Foreign Currencies

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are at cost, which approximates fair value due to their relatively short maturities. The guarantee note is carried at cost, which approximates fair value due to the recent issuance of the note. Our term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amounts approximate fair value.

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	June 30, 2018	December 31, 2017
Liabilities:
Contingent notes	$7,500	$—

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) a payment of a portion of the purchase price is structured in the form of Contingent Notes (the “Contingent Notes”) that vest based on the adjusted EBITDA  for the years ending December 31, 2018 and 2019 (“Measurement Dates”).  See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.  The Company is required to reassess the fair value of the Contingent Notes at each reporting period.

A Monte Carlo simulation method was utilized in estimating the fair value (Level 3) of the Contingent Notes. The simulation model is a numerical algorithm that generates thousands of scenarios for the future EBITDA in order to assess the probability of achieving the EBITDA hurdles. The valuation model simulates the last twelve months EBITDA from the Valuation Date to the end of each Measurement Date in one 'jump'. The Contingent Notes were valued within a risk-neutral option pricing framework with the real growth rate adjusted for the market price of EBITDA risk. The Company used the WACC less risk-free rate as a proxy for the EBITDA risk premium.

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

The following table summarizes the Level 3 activity related to the contingent consideration:

$'s in 000's	June 30, 2018	December 31, 2017
Balance at beginning of the period	$—	$—
Fair value of contingent consideration at VIP Acquisition date	6,900	—
Loss on change in fair value of contingent consideration	600	—
Balance at the end of the period	$7,500	$—

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

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers.  Non-current portions of these other receivables are included in other non-current assets on the consolidated balance sheets.

Accounts receivable consists of the following as of:

$'s in 000's	June 30, 2018	December 31, 2017
Trade receivables	$48,449	$22,189
Other receivables	3,182	297
	51,631	22,486
Less: Allowance for doubtful accounts	(400)	(343)
Non-current portion of receivables	(321)	(384)
Total accounts receivable, net	$50,910	$21,759

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

$'s in 000's	June 30, 2018	December 31, 2017
Raw materials and work in progress	$4,422	$4,004
Finished goods	76,786	40,052
Total inventories	$81,208	$44,056

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

Deferred Acquisition Liability

The Company has a deferred acquisition liability related to an acquisition that occurred in 2013.  The liability is denominated in Euros and requires annual payments based on a percentage of gross profit from the sales of certain products, and any amounts not repaid by the annual payments will be due in 2018.  The note was fully repaid in July 2018.  The current balance recorded as of June 30, 2018, and December 31, 2017 was $1,525 thousand and $1,575 thousand, respectively, and is included in other accrued expenses on the condensed consolidated balance sheets.  The note was fully repaid in July 2018.

Revenue Recognition

On January 1, 2018, we adopted Asscounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method as described under Adopted Accounting Standard Updates below.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2018.

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

Shipping

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in the cost of sales.  This includes shipping and handling costs after control over a product has transferred to a customer.

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

Trade marketing expense, consisting primarily of customer pricing allowances and merchandising funds are offered through various programs to customers and are designed to promote our products. They include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable (rate per case) amounts. The ultimate cost of these programs depends on retailer performance and is subject to management estimates.

Certain retailers require the payment of product introductory fees in order to obtain space for the Company's products on the retailer's store shelves. This cost is typically a lump sum and is determined using the expected value based on the contract between the two parties.

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts, or amounts paid in advance, under these programs are included as other current assets or accounts payable in the Condensed Consolidated Balance Sheet.

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

Contract balances

Contract asset and liability balances as of June 30, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.

Cost of Services

Cost of Services are comprised of all service and product costs related to the delivery of veterinary services, including but not limited to, salaries of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $48 thousand and $118 thousand for the three months ended June 30, 2018 and 2017, respectively, and $97 thousand and $313 thousand for the six months ended June 30, 2018 and 2017, respectively.  Advertising costs were $1,418 thousand and $1,134 thousand for the three months ended June 30, 2018 and 2017, respectively, and $2,013 thousand and $1,592 thousand for the six months ended June 30, 2018 and 2017, respectively.  Advertising costs do not include trade marketing programs which are part of net sales.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, PetIQ Holdings, LLC, held by the non-controlling Continuing LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling Continuing LLC Owners, based on the portion of the LLC Interests owned by such LLC interest holders. All operations were considered owned by non-controlling interest for the three months ended June 30, 2017 or the remaining period prior to the IPO on July 20, 2017 because the Company operated as Opco during those periods. As of June 30, 2018 and December 31, 2017 the non-controlling interest was approximately 35.2% and 38.5%, respectively.

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

In conjunction with adoption of Topic 606, the Company updated its significant accounting policy related to revenue recognition.  The Company’s previous revenue recognition policy was disclosed in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Results for the three and six month period ended June 30, 2018 is presented under Topic 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  The following tables summarize the impacts of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2018.

Condensed Consolidated Statements of Income for the three months ended June 30, 2018

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Revenues	$171,142	$5,349	$176,491
Cost of sales	144,824	3,748	148,572
General and Administrative expenses	16,943	345	17,288
(Provision) benefit for income taxes	(1,020)	(202)	(1,222)
Net Income	5,398	1,054	6,452

Condensed Consolidated Statements of Income for the six months ended June 30, 2018

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Revenues	$286,208	$5,965	$292,173
Cost of sales	244,007	3,734	247,741
General and Administrative expenses	35,911	444	36,355
(Provision) benefit for income taxes	47	(286)	(239)
Net Income	1,441	1,501	2,942

Condensed Consolidated Balance Sheets

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Assets
Accounts receivable	$50,910	$5,296	$56,206
Inventories	81,208	(4,962)	76,246
Other current assets	1,967	426	2,393

Liabilities and Stockholders' Equity
Accounts payable	65,291	(1,099)	64,192
Accumulated deficit	(3,197)	1,216	(1,981)

The following tables represent the disaggregation of revenue by contract type for each of our reportable segments:

	Three months ended June 30, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$147,278	$1,435	$148,713
Service revenue	22,429	—	22,429
Total net sales	$169,707	$1,435	$171,142

	Three months ended June 30, 2017
$'s in 000's	U.S.	Foreign	Total
Product sales	$85,857	$1,321	$87,178
Service revenue	—	—	—
Total net sales	$85,857	$1,321	$87,178

	Six months ended June 30, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$243,534	$3,030	$246,564
Service revenue	39,644	—	39,644
Total net sales	$283,178	$3,030	$286,208

	Six months ended June 30, 2017
$'s in 000's	U.S.	Foreign	Total
Product sales	$151,767	$2,440	$154,207
Service revenue	—	—	—
Total net sales	$151,767	$2,440	$154,207

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

Note 2 – Business Combination

On January 17, 2018 PetIQ, Inc. completed the acquisition of VIP from VIP Holdings, LLC (“VIPH” or the “Sellers”). VIP is a provider of veterinary wellness and pet preventive services as well as a distributor of pet wellness products and medications.  The total purchase price was approximately $198 million, net of cash acquired and the effective settlement of pre-existing payables between the Company and VIP at cost which approximates fair value, and was funded through a combination of cash on hand, borrowings under a new $75 million term loan, a $10 million note payable, two $10 million contingent notes, payable upon the achievement of certain combined Company EBITDA targets, and equity consideration consisting of 4.2 million LLC interests of PetIQ Holdings, LLC (the “LLC Interests”) and 4.2 million shares of Class B common stock of  the Company.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the VIP Acquisition and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates.  In addition, the Company is in process of finalizing the net working capital adjustment.  Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the VIP Acquisition.   The preliminary estimated fair value of the consideration is summarized as follows:

$'s in 000's	Preliminary Estimated Fair Value	Adjustments	As Retrospectively Adjusted
Current assets	$15,755	$—	$15,755
Property, plant, and equipment	8,857	—	8,857
Other assets, net	295	—	295
Intangible assets - Customer relationships (20 year useful life)	80,200	(3,900)	76,300
Intangible assets - Brand names (10 year useful life)	9,600	—	9,600
Goodwill	112,109	1,300	113,409
Total assets	226,816	(2,600)	224,216

Current liabilities	22,886	75	22,961
Capital lease obligations	3,032	—	3,032
Total liabilities	25,918	75	25,993

Estimated purchase price	$200,898	$(2,675)	$198,223

Cash paid, net of cash acquired	$91,987	$96	$92,083
LLC Interests and shares of Class B common stock	90,031	—	90,031
Guarantee note	10,000	—	10,000
Contingent notes	9,500	(2,600)	6,900
Preliminary post-closing working capital adjustment	(620)	(171)	(791)

Estimated fair value of total consideration transferred	$200,898	$(2,675)	$198,223

During the period we adjusted purchase price allocation as a result of receiving certain information, which existed as of the date of acquisition. This information impacted our working capital adjustment as well as the projected operating results used in estimating the fair value of intangible assets and contingent notes. We are currently waiting for a final valuation report and other information needed to finalize our purchase price allocation. Additionally, we are waiting for information needed to finalize our working capital adjustment which could affect the recorded purchase consideration and goodwill

The definite-lived intangibles primarily relate to customer relationships and brand names. The $85.9 million represents the fair value and will be amortized on a straight-line basis through January 2038. Amortization expense for these definite-lived intangible assets for the three and six months ended June 30, 2018 was $1.2 million and $2.2 million, respectively. The estimated future amortization expense is approximately $2.4 million for the remainder of 2018, and $4.8 million annually thereafter.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $54 million of the $113.4 million of goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes.  Goodwill was allocated to the Products and Services segments and as shown in Note 4.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the VIP Acquisition and related financing activities had occurred on January 1, 2017. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) costs of goods sold based on the fair value of acquired inventory; (iv) interest expense incurred in connection with the term loan and guaranteed note borrowings used to finance the acquisition; (v) inclusion of equity-based compensation expense associated with equity awards granted to certain VIP employees in connection with the acquisition; (vi) elimination of acquisition expenses; and (vii) VIP’s operations for the periods from January 1, 2017 to June 30, 2017 and January 1, 2018 to January 16, 2018. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the VIP Acquisition been effected on the assumed date and are not intended to be a projection of future results:

	Three months ended June 30,		Six months ended June 30,
($'s in 000's, except per share data)	2018	2017	2018	2017
Net sales	$171,142	$141,622	$289,305	$240,614
Net income	$5,549	$7,718	$4,531	$13,166

Earnings per share:
Basic(1)	$0.36	$—	$0.30	$—
Diluted(1)	$0.36	$—	$0.30	$—

Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO.  See Note 8 – Earnings Per Share.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	June 30, 2018	December 31, 2017
Leasehold improvements	$10,499	$6,616
Equipment	11,959	10,665
Vehicles and accessories	3,718	—
Computer equipment and software	5,196	927
Buildings	2,488	771
Furniture and fixtures	1,369	407
Land	660	660
Construction in progress	264	2,344
	36,153	22,390
Less accumulated depreciation	(10,320)	(7,390)
Total property, plant, and equipment	$25,833	$15,000

Depreciation and amortization expense related to these assets was $1.8 million and $0.6 million for the three months ended June 30, 2018, and 2017, respectively, and $3.0 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 4 – Intangible Assets and Goodwilll

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	June 30, 2018	December 31, 2017
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	77,459	1,191
Patents and processes	10 years	1,947	1,998
Brand names	10-15 years	10,497	923
Total amortizable intangibles		93,274	7,483
Less accumulated amortization		(7,076)	(4,733)
Total net amortizable intangibles		86,198	2,750
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$86,714	$3,266

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject foreign currency movements.  Amortization expense for three months ended June 30, 2018, and 2017, was $1,257 thousand and $261 thousand, respectively, and $2,397 thousand and $521 thousand for the six months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2018	$2,586
2019	5,173
2020	5,173
2021	5,172
2022	5,167
Thereafter	62,927

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2018 to June 30, 2018:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	$5,064	$—	$5,064
Foreign currency translation	(138)	—	(138)
Acquisition	65,119	48,290	113,409
Goodwill as of June 30, 2018	$70,045	$48,290	$118,335

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

As of June 30, 2018, the Company had $23 million outstanding under the A&R Credit Agreement and $75 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.00% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.23% as a LIBOR rate loan.  The A&R Credit Agreement contains a lockbox mechanism.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of June 30, 2018, the Company was in compliance with these covenants.

Prior Credit Agreement

The Company entered into a previous credit agreement (“Prior Credit Agreement”) on December 21, 2016.  The Prior Credit Agreement provided for secured financing of $50.0 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45.0 million revolving credit facility (“Prior Revolver”) maturing on December 16, 2019; and

(ii) $5.0 million term loan (“Prior Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2017, the Company had fully repaid the Prior Term Loans and had $15.3 million outstanding under the Prior Revolver. The interest rate on the Prior Revolver was 5.00% as a Base Rate loan.  All amounts outstanding under the Prior Revolver were repaid in connection with the A&R Credit Agreement.

Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10.0 million on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments.

The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2018	December 31, 2017
Term loans	$75,000	$—
Revolving credit facility	23,461	15,325
Mortgage	1,881	1,902
Guaranteed note	10,000	—
Net discount on debt and deferred financing fees	(2,143)	—
	$108,199	$17,227
Less current maturities of long-term debt	(795)	(44)
Total long-term debt	$107,404	$17,183

Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of June 30, 2018, are as follows:

($'s in 000's)
Remainder of 2018	$397
2019	796
2020	798
2021	800
2022	802
Thereafter	106,749

The Company incurred debt issuance costs of $0.3 million related to the A&R Credit Agreement and $2.4 million related to the Term Loan during the six months ended June 30, 2018.

Note 6 –  Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2018 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Annual future commitments under non-cancelable leases as of June 30, 2018, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
Remainder of 2018	$1,756	$705
2019	2,269	1,244
2020	1,571	815
2021	724	188
2022	549	78
Thereafter	247	20
Total minimum future obligations	$7,116	$3,050
Less interest		(166)
Present value of net future minimum obligations		2,884
Less current capital lease obligations		(1,238)
Long-term capital lease obligations		$1,646

The net book value of assets under capital lease was $4.3 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively. Total operating lease expense for the three months ended June 30, 2018 and 2017 totaled $0.9 million and $0.4 million, respectively, and $1.7 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

Note 7 – Income Tax

As a result of the IPO and related reorganization transactions completed in July 2017, the Company held a majority of the economic interest in Holdco and consolidates the financial position and results of Holdco.  The remaining ownership of Holdco not held by the Company is considered a non-controlling interest.  Holdco is treated as a partnership for income tax reporting.  Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

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

Our effective tax rate (ETR) from continuing operations was 16% and (3.3)% for the three and six months ended June 30, 2018, respectively, and zero percent and zero percent for the quarter and six months ended September 30, 2017, respectively. Income tax expense for the six months of 2018 was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of the non-controlling interest income that is not taxable. In 2017, the income expense was different than the U.S Federal statutory income tax rate of 35% due to Holdco being a partnership and not being taxed.

As noted at year-end, the Company was able to reasonably estimate certain TCJA effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax asset and liabilities. As of June 30, 2018, our accounting for the TCJA is incomplete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) continue to be provisional. The Company has not made any additional measurement-period adjustments related to transition tax during 2018, because the Company has not yet completed the calculation of the total post-1986 Earnings and Profits (“E&P”) for these foreign subsidiaries. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. The Company is continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

HoldCo makes cash distributions to members to pay taxes attributable to the income earned.  In the three and six months ended June 30, 2018, the Company made cash distributions of $32 thousand and $574 thousand, respectively.  In the three and six months ended June 30, 2017, the Company did not make cash distributions.

Due to the complexity of the new Global Intangible Low Taxed Income (“GILTI”) tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend on a number of different aspects of the estimated long-term effects of this provision under the TCJA. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimate of the estimated 2018 current GILTI impact in our average effective tax rate for 2018.

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

As described in Note 10 — Stockholders’ Equity, on July 20, 2017, the PetIQ Holdings, LLC Agreement (“LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests of Holdco, and (ii) exchange all of the then-existing membership interests of the Continuing LLC Owners for common units of Holdco. This recapitalization changed the relative membership rights of the Continuing LLC Owners such that retroactive application of the recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended		Six months ended
($'s in 000's, except for per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income	$5,398	$6,070	$1,441	$10,349
Less: net income attributable to non-controlling interests	(2,899)	(6,070)	(970)	(10,349)
Net income attributable to PetIQ, Inc. — basic	2,499	—	471	—
Denominator:
Weighted-average shares of Class A common stock outstanding (in 000's)-- basic	15,980	—	15,285	—
Dilutive effects of stock options that are convertible into Class A common stock	28	—	43	—
Dilutive effect of RSUs	—		—
Weighted-average shares of Class A common stock outstanding (in 000's)-- diluted	16,008	—	15,329	—

Earnings per share of Class A common stock — basic	$0.16	$—	$0.03	$—
Earnings per share of Class A common stock — diluted	$0.16	$—	$0.03	$—

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three and six months ended June 30, 2018, shares of the Company’s Class B common stock as well as 1,039,004 stock options and restricted stock units have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of June 30, 2018, 880,129 shares were available for issuance under the Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).  The Inducement Plan reserved 800,000 shares of Class A Common Stock of the Company.  As of June 30, 2018, 610,000 shares were available for issuance under the Inducement Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $736 thousand and $1,434 thousand for the three and six months ended June 30, 2018.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards were determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended June 30, 2018:

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
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock

There were no grants issued during the three and six months ended June 30, 2017.

The following table summarizes the activity of the Company’s unvested stock options for the period ended June 30, 2018

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2017	598,644	$16.00
Granted	1,190,000	22.35
Exercised	—
Forfeited	(155,000)	21.37
Cancelled	—
Outstanding at June 30, 2018	1,633,644	$20.12	$11,013	9.39
Options exercisable at June 30, 2018	—

The weighted average grant date fair value of stock options granted during the period ended June 30, 2018 was $10.02 per option. At June 30, 2018, total unrecognized compensation cost related to unvested stock options was $10.9 million and is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions.  Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant.  At June 30, 2018, total unrecognized compensation cost related to unvested RSUs was $190 thousand and is expected to vest over a weighted average 1.6 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $18 thousand and $20 thousand for the three and six months ended June 30, 2018.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2018.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	—	—
Granted	10,274	21.42
Settled	—
Forfeited	—
Non-vested RSUs at June 30, 2018	10,274	$21.42

There were no grants of RSUs for the three or six months months ended June 30, 2017.

Note 10 – Stockholders’ Equity

Acquisition

During the six months ended June 30, 2018, Holdco issued 4,200,000 LLC Interests and Class B common shares as consideration for a business combination.

Exchanges

During the six months ended June 30, 2018, Continuing LLC Owners exercised exchange rights and exchanged 3,425,415 Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock.  The LLC Agreement generally allows for conversions on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	Continuing LLC			Continuing LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2017	8,268,188	13,222,583	21,490,771	38.5%	61.5%
Issuance of LLC Interests for acquisition	4,200,000	—	4,200,000
Exchange transactions	(3,425,415)	3,425,415	—
As of June 30, 2018	9,042,773	16,647,998	25,690,771	35.2%	64.8%

For the three and six months ended June 30, 2018, the Company owned a weighted average of 61.6% and 60.4%, respectively, of Holdco.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended June 30, 2018 one customer individually accounted for more than 10% of sales at 19% of net sales.  During the three months ended June 30, 2017, three customers individually accounted for more than 10% of sales at 62% of net sales. In total for the six months ended June 30, 2018 and 2017, three customers accounted for 41% and 60% of net sales, respectively.

At June 30, 2018 four customers individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 48% of outstanding trade receivaables, net.  At December 31, 2017 three customers, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 48%, of outstanding trade receivables, net. The customers are customers of the Products segment.

Note 13 – Commitments and Contingencies

Litigation Contingencies

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer sought, and was denied, a preliminary injunction.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM and to us.

In April 2018, Med Vets, Inc. and  Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations.  The plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP.  We filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted.  On August 3, 2018 the Court granted our Motion to Dismiss the Complaint.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at June 30, 2018 and December 31, 2017, as the Company

does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

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

In connection with our acquisition of VIP, the Company reorganized operations to correspond with the structure of the Company.  The Company now operates the Product and Service segments.  The Product segment consists of legacy PetIQ Domestic and International segments plus VIP’s product distribution business.  Services represents all veterinary services, and related product sales, provided by the Company directly to consumers. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker to make resource allocation decisions and to evaluate performance.  Certain corporate costs are not included in this analysis, such as accounting, legal, human resources, information technology and corporate headquarters expenses.  Additionally certain expense types are allocated to the corporate portion of the Company, such as stock based compensation, amortization expense on intangible assets, interest expense, foreign currency exchange adjustments, and income taxes.  All prior period disclosures have been restated to reflect these new reportable operating segments.

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's
June 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$148,713	$22,429	$—	$171,142
Operating income (loss)	16,156	1,951	(8,732)	9,375
Interest expense	—	—	(2,216)	(2,216)
Foreign currency loss, net	—	—	136	136
Other income, net	—	—	(877)	(877)
Depreciation expense	688	702	390	1,780
Amortization expense	$—	$—	$1,257	$1,257

$'s in 000's
June 30, 2017	Products	Services	Corporate	Consolidated
Net Sales	$87,178	$—	$—	$87,178
Operating income (loss)	9,880	—	(3,206)	6,674
Interest expense	—	—	(535)	(535)
Other income, net	—	—	3	3
Foreign currency loss, net	—	—	(72)	(72)
Depreciation expense	539	—	36	575
Amortization expense	$—	$—	$261	$261

Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's
June 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$246,564	$39,644	$—	$286,208
Operating income (loss)	25,105	1,595	(20,410)	6,290
Interest expense	—	—	(3,981)	(3,981)
Foreign currency loss, net	—	—	58	58
Other income, net	—	—	(973)	(973)
Depreciation expense	1,150	1,249	631	3,030
Amortization expense	$—	$—	$2,397	$2,397

$'s in 000's
June 30, 2017	Products	Services	Corporate	Consolidated
Net Sales	$154,207	$—	$—	$154,207
Operating income (loss)	17,639	—	(6,170)	11,469
Interest expense	—	—	(999)	(999)
Other income, net	—	—	—	—
Foreign currency loss, net	—	—	(121)	(121)
Depreciation expense	1,041	—	70	1,111
Amortization expense	$—	$—	$521	$521

Note 15 – Related Parties

Opco had entered into management consulting services agreements with members of Holdco.  The services were related to financial transactions and other senior management matters related to business administration.  Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly.  These expenses were recorded in general and administrative expenses in the condensed consolidated statement of operations.  The Company recorded $57 thousand and $112 thousand of expense for the three and six months ended June 30, 2017.  Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 7– Income Taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations.  At June 30, 2018, and December 31, 2017, the Company had an accrual of $706 thousand and $597 thousand, respectively, for estimated tax distributions, which are included in accounts payable on the condensed consolidated balance sheets.

The Company leases office and warehouse space from a company under common control of the Sellers, commencing on January 17, 2018. The Company incurred rent expenses of $89 thousand and $164 thousand in the three and six months ended June 30, 2018, respectively.

Note 16 – Subsequent events

On August 9, 2018, the Company entered into an amendment to its A&R credit agreement, which increased the revolving facility from $50 million to $75 million.

On August 3, 2018, the Court in the Med Vets antitrust lawsuit granted our Motion to Dismiss the Complaint.

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

Our Business

Overview

PetIQ is a rapidly growing pet health and wellness company providing convenient access and affordable choices to a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. Through our retail relationships, we encourage pet owners to regularly visit their veterinarian and educate them about the importance of veterinarian-grade products.  During the three months ended June 30, 2018, we completed the acquisition of VIP Petcare.  Through VIP, we provide veterinary services to pet owners in over 39 states.

On January 17, 2018, we acquired Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP,” and such acquisition, the “VIP Acquisition”). The aggregate consideration, comprised of (i) $100 million in cash (ii) 4,200,000 membership units of Holdings (the “LLC Interests”) and 4,200,000 shares of Class B common stock, $0.001 par value per share, of the Company (the “Class B Issuance” and together with the LLC Interests, the “Equity Consideration”) and (iii) promissory notes consisting of (A) a $10.0 million note payable 5 years and 6 months after the closing, which shall accrue interest quarterly in arrears at a rate of 6.75% per annum and (B) two $10 million contingent notes, payable upon the achievement of certain combined Company EBITDA targets for 2018 and 2019, which, if payable, shall accrue interest quarterly in arrears at a rate of 6.75% per annum beginning once earned.

We are the sole managing member of PetIQ Holdings, LLC ("Holdco"), a Delaware limited liability company, which is the sole member of PetIQ, LLC ("Opco") and, through Holdco, operate and control all of the business and affairs of Opco and conduct the business now conducted by Opco and its subsidiaries.

Our sales occur predominantly in the U.S. and Canada. Approximately 99% and 98% of our three months ended June 30, 2018 and 2017, respectively, net sales were generated from customers located in the United States and Canada, with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Products; and (ii) Services. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.

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

Gross Profit

Gross profit is our net product sales plus service revenue less cost of product sales and services. Our cost of product sales consists primarily of costs of raw goods, finished goods packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Cost of services are comprised of all service and product costs related to providing veterinary services, including but not limited to, salaries of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven largely by whether we source the product direct from the manufacturer or a licensed distributor. Gross profit in the services segment is driven by the number of pets that seek services in the individual clinics due to the relatively fixed cost nature of providing the clinic.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. General and administrative expenses as a percentage of net sales have increased from 10.8% in the first six months of 2017 to 12.5% in the first six months of 2018, primarily driven by charges associated with the VIP Acquisition.  In addition to costs directly related to the VIP Acquisition, we acquired the corporate overhead that we are currently integrating into the consolidated company. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments.

Our advertising and marketing expenses primarily consist of digital marketing (e.g. search engine optimization, pay-per-click, content marketing, etc.), social media, in-store merchandising and trade shows in an effort to promote our brands and build awareness.  These expenses may vary from quarter to quarter but typically they are higher in the second and third quarters. We expect our marketing and advertising expenses to decrease as a percentage of net sales as we continue to concentrate campaigns to relevant markets, as well as shift spending towards in-store marketing and customer trade-supported programs.

Net Income

Our net income for future periods will be affected by the various factors described above. In addition, our historical results prior to the IPO benefit from insignificant income taxes due to Opco’s status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes.

Results of Operations

The following table sets forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the three months ended		% of net sales
$'s in 000's	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Product sales	$148,713	$87,178	86.89%	100.0%
Service revenue	22,429	—	13.11%	—%
Total sales	171,142	87,178	100.0%	100.0%
Cost of products sold	127,583	71,227	74.5%	81.7%
Cost of services	17,241	—	10.1%	—%
Total cost of sales	144,824	71,227	84.6%	81.7%
Gross profit	26,318	15,951	15.4%	18.3%
General and administrative expenses	16,943	9,277	9.9%	10.6%
Operating income	9,375	6,674	5.5%	7.7%
Interest expense	(2,216)	(535)	(1.3)%	(0.6)%
Foreign currency gain/(loss), net	136	(72)	0.1%	(0.1)%
Other (expense) income, net	(877)	3	(0.5)%	—%
Total other expense, net	(2,957)	(604)	(1.7)%	(0.7)%
Pretax net income	6,418	6,070	3.8%	7.0%
Provision for income taxes	(1,020)	—	(0.6)%	—%
Net income	$5,398	$6,070	3.2%	7.0%

	Six months ended		% of Net sales
$'s in 000's	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Product sales	$246,564	$154,207	86.1%	100.0%
Service revenue	39,644	—	13.9%	—%
Total sales	286,208	154,207	100.0%	100.0%
Cost of products sold	212,169	126,056	74.1%	81.7%
Cost of services	31,838	—	11.1%	—%
Total cost of sales	244,007	126,056	85.3%	81.7%
Gross profit	42,201	28,151	14.7%	18.3%
General and administrative expenses	35,911	16,682	12.5%	10.8%
Operating income	6,290	11,469	2.2%	7.4%
Interest expense	(3,981)	(999)	(1.4)%	(0.6)%
Foreign currency gain/(loss), net	58	(121)	0.0%	(0.1)%
Loss on debt extinguishment	—	—	—%	—%
Other expense, net	(973)	—	(0.3)%	—%
Total other expense, net	(4,896)	(1,120)	(1.7)%	(0.7)%
Pretax net income	1,394	10,349	0.5%	6.7%
Provision for income taxes	47	—	0.0%	—%
Net income	$1,441	$10,349	0.5%	6.7%

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

Net sales

Product sales increased $61.5 million or 70.5%, to $148.7 million for the three months ended June 30, 2018, compared to $87.2 million for the three months ended June 30, 2017. This increase was driven by expanding item count at existing customers of existing items, as well as growth in new customers, primarily from the VIP Acquisition.  Revenues were also impacted by the adoption of ASU 2014-09 Revenue from Contracts with Customers (“ASC 606”), which reduced revenue by $5.3 million relative to past practice, this revenue will be recognized in later periods when certain criteria are met.  See Note 1 – “Principal Business Activity and Significant Accounting Policies” to the Condensed Consolidated Financials for more information regarding the adoption of ASC 606.

Service revenue was $22.4M, with no comparable revenue in 2017.  The VIP Acquisition in January 2018 led to the addition of services revenue in the three months ended June 30, 2018.

Gross profit

Gross profit increased by $10.4 million, or 65%, to $26.3 million for the three months ended June 30, 2018, compared to $16.0 million for the three months ended June 30, 2017.  This increase is due to the significant sales growth, offset by the growth occurring in lower margin items as well as increased trade expenditures which reduces net sales.

Gross margin decreased to 15.4% for the three months ended June 30, 2018, from 18.3% for the three months ended June 30, 2017.

General and administrative expenses

General and administrative expenses increased by $7.7 million or 83% to $17.0 million for the three months ended June 30, 2018 compared to $9.3 million for the three months ended June 30, 2017. The increase reflects:

•	VIP acquisition related costs of $0.2 million;
•	Increased amortization of $1.0 million on acquired intangible assets;
•	Increased legal, accounting, and related costs as part of being a public company;
•	increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants; and
•	the addition of the VIP corporate overhead that oversees the Services segment.

Interest expense, net

Interest expense, net increased $1.7 million, or 314%, to $2.2 million for the three months ended June 30, 2018, compared to $0.5 million for the three months ended June 30, 2017. This increase was driven by the new debt agreement entered into to finance the VIP Acquisition as well as higher amounts outstanding on the revolving credit facility during the quarter compared to the three months ended June 30, 2017.

Other expense, net

Other expense, net,  increased $0.9 million to $0.9 million in the three months ended June 30, 2018 compared to $3,000 for the three months ended June 30, 2017.  This is due to a fair value adjustment to the contingent notes entered into as part of the VIP Acquisition as well as a settlement entered into related to a royalty agreement.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $0.3 million to $6.4 million for the three months ended June 30, 2018 compared to pre-tax net income of $6.1 million for the three months ended June 30, 2017.

Provision for income taxes

Our effective tax rate was 16% for the three months ended June 30, 2018, with a tax expense of $1.0 million.  The effective tax rate differs from the statutory rate primarily due to the impact of the non-controlling interest income that is not taxable and the new Global Intangible Low Taxed Income (“GILTI”) income inclusion.  Prior to our IPO in July 2017, the Company was treated as a partnership, thus did not have income tax expense.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

Net sales

Product sales increased $92.4 million or 60%, to $246.6 million for the six months ended June 30, 2018, compared to $154.2 million for the six months ended June 30, 2017. This increase was driven primarily by expanding item count at existing customers of existing items, as well as growth in new customers, primarily from the VIP Acquisition.  Revenues were also impacted by the adoption of ASU 2014-09 Revenue from Contracts with Customers (“ASC 606”), which reduced revenue by $5.9 million relative to past practice, this revenue will be recognized in later periods when certain criteria are met.  See Note 1 – Principal Business Activity and Significant Accounting Policies to the Condensed Consolidated Financials for more information regarding the adoption of ASC 606.

Service revenue was $39.6 million, with no comparable revenue in 2017.  The VIP Acquisition in January 2018 led to the addition of the services revenue in the six months ended June 30, 2018.

Gross profit

Gross profit increased by $14.1 million, or 50%, to $42.2 million for the six months ended June 30, 2018, compared to $28.2 million for the six months ended June 30, 2017.  This increase is due to the significant sales growth, offset by the growth occurring in lower margin items as well increased trade expenditures which reduces net sales.

Additionally, margin was impacted by the purchase accounting adjustment of $1.5 million to fair value inventory as well as significant new wellness center openings.  Gross margin decreased to 14.7% for the six months ended June 30, 2018, from 18.3% for the six months ended June 30, 2017.

General and administrative expenses

General and administrative expenses increased by $19.2 million or 115% to $35.9 million for the six months ended June 30, 2018 compared to $16.7 million for the six months ended June 30, 2017. The increase reflects:

•	VIP Acquisition related costs of $3.4 million;
•	Increased amortization of $2.2 million on acquired intangible assets;
•	Increased legal, accounting, and related costs as part of being a public company;
•	increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants; and
•	the addition of the VIP corporate overhead that oversees the Services segment.

Interest expense, net

Interest expense, net increased $3.0 million, or 300.0%, to $4.0 million for the six months ended June 30, 2018, compared to $1.0 million for the six months ended June 30, 2017. This increase was driven by the new debt agreement entered into to finance the VIP Acquisition as well as higher amounts outstanding on the revolving credit facility during the quarter compared to the six months ended June 30, 2017.

Other expense, net

Other expense, net,  increased to $1.0 million in the six months ended June 30, 2018 compared to zero for the six months ended June 30, 2017.  This is due to a fair value adjustment to the contingent notes entered into as part of the VIP Acquisition and a royalty settlement.

Pre-tax net income

As a result of the factors above, pre-tax net income decreased $9.0 million to $1.4 million for the six months ended June 30, 2018 compared to pre-tax net income of $10.3 million for the six months ended June 30, 2017.

Provision for income taxes

Our effective tax rate was (3.4%) for the six months ended June 30, 2018, with a tax benefit of $0.05 million.  Prior to our IPO in July 2017, the Company was treated as a partnership, thus did not have income tax expense.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$5,398	$6,070	$1,441	$10,349
Plus:
Tax expense (benefit)	1,020	—	(47)	—
Depreciation	1,780	575	3,030	1,111
Amortization	1,257	261	2,397	521
Interest	2,216	535	3,981	999
EBITDA	$11,671	$7,441	$10,802	$12,980
Acquisition costs(1)	151	—	3,366	—
Management fees(2)	—	196	—	386
Stock based compensation expense	756	—	1,454	—
Purchase accounting adjustment to inventory	—	—	1,502	—
Non same-store revenue(3)	(794)	—	(1,015)	—
Non same-store costs(3)	1,903	—	2,291	—
Fair value adjustment of contingent note	459	—	600	—
Integration costs and costs of discontinued clinics	385	—	756	—
New wellness center launch expenses(4)	846	—	1,211	—
Non-recurring royalty settlement(5)	440	—	440	—
Adjusted EBITDA	$15,817	$7,637	$21,407	$13,366

(1)	Acquisition costs relating to our acquisition of VIP, which was completed during the six months ended June 30, 2018.
(2)	Represents annual fees paid pursuant to our management agreements with Eos, Highland and Labore. The management agreements terminated in connection with our IPO.
(3)

Non same-store revenue and costs are from wellness centers and regions with less than four full trailing quarters of operating results. There were 23 wellness centers and 5 regions that had less than four trailing quarters of operating results for the three and six months ended June 30, 2018 and none for the three and six months ended June 30, 2017.

(4)	Clinic launch expenses represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Represents a settlement paid to a supplier related to a royalty agreement in place since 2013.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity contributions. As of June 30, 2018 and December 31, 2017, our cash and cash equivalents were $11.7 million and $37.9 million respectively. As of June 30, 2018, we had $23.5 million outstanding under a revolving credit facility, $75 million under a term loan, $10 million due under a guaranteed note, and $1.9 million outstanding under a mortgage.  The debt agreements bear interest at rates between 4.35% and 7.23%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30, 2018 and December 31, 2017, we had working capital (current assets less current liabilities) of $73.6 million and $90.7 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $9.4 million for the six months ended June 30, 2018, compared to cash used in operating activities of $7.0 million for the six months ended June 30, 2017. The change in operating cash flows primarily reflects lower earnings, offset partially by high non cash items such as depreciation and amortization.  Working capital uses are driven by increased accounts receivable resulting from our growing sales and higher inventory to support growing net sales.  Net changes in assets and liabilities accounted for $18.2 million in cash used in operating activities for the six months ended June 30, 2018 compared to $19.2 million of cash used in operating activities for the six months ended June 30, 2017.

Cash used in Investing Activities

Net cash used in investing activities was $96.7 million for the six months ended June 30, 2018, compared to $0.7 million for the six months ended June 30, 2017. The increase in net cash used in investing activities is a result of the VIP Acquisition as well as growth in capital expenditures.

Cash provided by Financing Activities

Net cash provided by financing activities was $79.9 million for the six months ended June 30, 2018 compared to $8.0 million in net cash provided by financing activities for the six months ended June 30, 2017.  This increase in cash provided by financing activities is primarily driven by the Company’s new debt taken out to finance the VIP Acquisition.

Description of Indebtedness

A&R Credit Agreement

In connection with the VIP Acquisition, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  The A&R Credit Agreement matures on January 17, 2023. On August 9, 2018, the Company entered into an amendment to the A&R Credit Agreement to increase the revolving credit facility to $75 million in aggregate.

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

As of June 30, 2018, the Company had $23 million outstanding under the A&R Credit Agreement and $75 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.00% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.23% as a LIBOR rate loan.  The A&R Credit Agreement contains a lockbox mechanism.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of June 30, 2018, the Company was in compliance with these covenants.

Prior Credit Agreement

The Company entered into a previous credit agreement (“Prior Credit Agreement”) on December 21, 2016.  The Prior Credit Agreement provided for secured financing of $50.0 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin, consisting of:

(i) $45.0 million revolving credit facility (“Prior Revolver”) maturing on December 16, 2019; and

(ii) $5.0 million term loan (“Prior Term Loans”), requiring equal amortizing payments for 24 months.

As of December 31, 2017, the Company had fully repaid the Prior Term Loans and had $15.3 million outstanding under the Prior Revolver. The interest rate on the Prior Revolver was 5.00% as a Base Rate loan.  All amounts outstanding under the Prior Revolver were repaid in connection with the A&R Credit Agreement.

Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10.0 million on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2018, we had variable rate debt of approximately $98.5 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the six months ended June 30, 2018 by approximately $445 thousand.

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

As discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, we completed the acquisition of Community Veterinary Clinics LLC and Subsidiaries d/b/a VIP Petcare “VIP” from VIP Holdings, LLC, on January 17, 2018.  As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of VIP.  As permitted by interpretive guidance for newly acquired businesses issued by SEC staff, management has excluded VIP’s internal control over financial reporting from the evaluation of the Company’s effectiveness of its disclosure controls and procedures as of June 30, 2018.  As outlined in Note 2 to the condensed consolidated financial statements included in this quarterly report, total assets of VIP included in the Company’s preliminary purchase price allocation were approximately $25 million, and total VIP revenues were approximately $40 million for the period from the acquisition date to June 30, 2018.

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

There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” our ability to successfully grow our business through acquisitions; our ability to integrate, manage and expand VIP’s business; and our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to achieve or sustain profitability; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; our ability to open new retail clinics; failure to effectively execute on our Services segment rationalization plans;the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on 10-Q for the period ended March 31, 2018.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer sought, and was denied, a preliminary injunction.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM and to us.

In April 2018, Med Vets, Inc. and  Bay Medical Solutions Inc., filed a Complaint in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations.  The plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP.  We filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted.  On August 3, 2018 the Court granted our Motion to Dismiss the Complaint

We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation described above, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017 and our quarterly report on 10-Q for the period ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 5. Other Information

On August 9, 2018, the Company entered into an amendment to the A&R Credit Agreement to increase availability under the revolving credit facility to $75 million.  The foregoing description is not intended to be complete and is qualified in its entirety by the Amendment to the A&R Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

10.1*	Amendment to the Amended and Restated Credit Agreement

10.2*+	Form of Restricted Stock Unit Agreement for Non-Employee Directors

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

August 14, 2018	/s/ John Newland
John Newland
Chief Financial Officer