Form 10-Q
period 2018-09-30
PetIQ, Inc.
filed 2018-11-14
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company☐

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

As of November 14, 2018, we had 21,308,788 shares of Class A common stock and 6,857,876 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

($’s in 000’s except for share and per share amounts)

	September 30, 2018	December 31, 2017
Current assets	(Unaudited)
Cash and cash equivalents	$4,482	$37,896
Accounts receivable, net	53,594	21,759
Inventories	76,576	44,056
Supplier prepayments	19	3,173
Other current assets	1,594	1,991
Total current assets	136,265	108,875
Property, plant and equipment, net	25,036	15,000
Deferred tax assets	41,101	5,994
Other non-current assets	3,188	2,646
Intangible assets, net	85,431	3,266
Goodwill	118,408	5,064
Total assets	$409,429	$140,845
Liabilities and equity
Current liabilities
Accounts payable	$46,306	$14,234
Accrued wages payable	3,952	1,811
Accrued interest payable	1,023	115
Other accrued expenses	1,072	1,880
Current portion of long-term debt and capital leases	1,973	151
Total current liabilities	54,326	18,191
Long-term debt	107,642	17,183
Capital leases, less current installments	1,376	389
Contingent notes	7,150	—
Other non-current liabilities	417	238
Total non-current liabilities	116,585	17,810
Commitments and contingencies
Equity
Additional paid-in capital	189,880	70,873
Class A common stock, par value $0.001 per share, 125,000,000 shares authorized, 19,172,303 and 13,222,583 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	19	13
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized, 6,594,364 and 8,268,188 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7	8
Accumulated deficit	(976)	(3,493)
Accumulated other comprehensive loss	(1,049)	(687)
Total stockholders' equity	187,881	66,714
Non-controlling interest	50,637	38,130
Total equity	238,518	104,844
Total liabilities and equity	$409,429	$140,845

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Income (loss)

(Unaudited, $’s in 000’s, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Product sales	$108,524	$60,554	$355,088	$214,761
Services revenue	22,858	—	62,502	—
Total net sales	131,382	60,554	417,590	214,761
Cost of products sold	90,155	48,037	302,324	174,093
Cost of services	17,045	—	48,883	—
Total cost of sales	107,200	48,037	351,207	174,093
Gross profit	24,182	12,517	66,383	40,668
Operating expenses
General and administrative expenses	17,621	10,739	53,532	27,421
Operating income	6,561	1,778	12,851	13,247
Interest expense, net	(2,159)	(352)	(6,140)	(1,351)
Foreign currency (loss) gain , net	(50)	(31)	8	(152)
Other income (expense), net	351	14	(622)	14
Total other expense, net	(1,858)	(369)	(6,754)	(1,489)
Pretax net income	4,703	1,409	6,097	11,758
Income tax (expense) benefit	(801)	(550)	(754)	(550)
Net income	3,902	859	5,343	11,208
Net income attributable to non-controlling interest	1,681	1,085	2,651	11,434
Net income (loss) attributable to PetIQ, Inc.	$2,221	$(226)	$2,692	$(226)

Net income (loss) per share attributable to PetIQ, Inc. Class A common stock(1)
Basic	$0.13	(0.02)	$0.17	(0.02)
Diluted	$0.13	(0.02)	$0.17	(0.02)
Weighted average shares of Class A common stock outstanding(1)
Basic	16,943,630	13,222,583	15,842,104	13,222,583
Diluted	17,238,918	13,222,583	15,965,647	13,222,583

(1)	Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 8 – Earnings Per Share.

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, $’s in 000’s)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$3,902	$859	$5,343	$11,208
Foreign currency translation adjustment	(11)	314	(300)	829
Comprehensive income	3,891	1,173	5,043	12,037
Comprehensive income attributable to non-controlling interest	1,670	1,206	2,571	12,070
Comprehensive income attributable to PetIQ	$2,221	$(33)	$2,472	$(33)

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, $’s in 000’s)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income	$5,343	$11,208
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization of intangible assets and loan fees	8,927	2,725
Foreign exchange (gain) loss on liabilities	16	204
Loss on disposition of property, plant, and equipment	(41)	14
Stock based compensation expense	2,678	246
Deferred tax adjustment	761	351
Other non-cash activity	(84)	—
Changes in assets and liabilities
Accounts receivable	(23,299)	(7,257)
Inventories	(24,745)	(316)
Prepaid expenses and other assets	3,681	1,137
Accounts payable	9,727	1,797
Accrued wages payable	942	570
Other accrued expenses	1,291	287
Net cash (used in) provided by operating activities	(14,803)	10,966
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	108	—
Purchase of property, plant, and equipment	(6,128)	(3,558)
Business acquisition (net of cash acquired)	(92,083)	—
Net cash used in investing activities	(98,103)	(3,558)
Cash flows from financing activities
Proceeds from issuance of long-term debt	427,778	206,020
Principal payments on long-term debt	(346,137)	(213,522)
Proceeds from Initial Public Offering (IPO) of Class A Shares, net of underwriting discounts and offering costs	—	104,010
Repayment of preference notes	—	(55,960)
Change in restricted deposits	—	50
Purchase of LLC units from Continuing LLC Owners	—	(2,133)
Principal payments on capital lease obligations	(861)	(86)
Payment of deferred financing fees and debt discount	(2,675)	(42)
Exercise of options to purchase common stock	1,429	—
Net cash provided by (used in) financing activities	79,534	38,337
Net change in cash and cash equivalents	(33,372)	45,745
Effect of exchange rate changes on cash and cash equivalents	(42)	24
Cash and cash equivalents, beginning of period	37,896	767
Cash and cash equivalents, end of period	$4,482	$46,536

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, $’s in 000’s)

	For the Nine Months Ended
Supplemental cash flow information	September 30, 2018	September 30, 2017
Interest paid	$5,129	$1,116
Property, plant, and equipment acquired through accounts payable	25	(53)
Capital lease additions	34	17
Issuance of preference notes for LLC Interests	—	55,960
Net change of deferred tax asset from step-up in basis	35,621	9,814
Income taxes paid	491	709
Accrued tax distribution	844	—
Non cash consideration - Contingent notes	6,900	—
Non cash consideration - Guarantee note	10,000	—
Non cash consideration - Issuance of Class B common stock and LLC Interests	90,031	—

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, $’s in 000’s)

		Accumulated
		Other
		Comprehensive						Additional
	Accumulated	(Loss)						Paid-in	Non-controlling	Total
	Deficit	Income		Class A Common		Class B Common		Capital	Interest	Equity
				Shares	Dollars	Shares	Dollars
Balance - December 31, 2017	$(3,493)		$(687)	13,222,583	$13	8,268,188	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	(175)		—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—		112	—	—	4,200,000	4	36,280	53,635	90,031
Exchange of LLC Interests held by Continuing LLC Owners	—		(254)	5,873,825	6	(5,873,825)	(6)	43,920	(43,666)	—
Net increase in deferred tax asset from LLC Interest transactions	—		—	—	—	—	—	35,621	—	35,621
Accrued tax distributions	—		—	—	—	—	—	—	(844)	(844)
Other comprehensive income	—		(220)	—	—	—	—	—	(80)	(300)
Stock based compensation expense	—		—	—	—	—	—	1,757	921	2,678
Exercise of Options to purchase Common Stock	—	—	—	75,895	0	—	—	1,429	—	1,429
Net income	2,692		—	—	—	—	—	—	2,651	5,343
Balance - September 30, 2018	$(976)		$(1,049)	19,172,303	$19	6,594,363	$7	$189,880	$50,637	$238,518

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ, Inc. (the “Company”, or “PetIQ”) was formed as a Delaware corporation on February 29, 2016 for the purpose of completing a public offering and related transactions in order to carry on the business of PetIQ, LLC, an Idaho limited liability company (“Opco”). The Company is the sole managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of Opco and, through Holdco, will operate and control all of the business and affairs of Opco and continue to conduct the business now conducted by Opco and its subsidiaries.

The Company’s principal asset is the Holdco LLC Interests that it holds. As the sole managing member of Holdco, the Company operates and controls all of the business and affairs of Holdco and, through Holdco and its subsidiaries, conducts the Company’s business. In addition, the Company controls the management of, and has a controlling interest in, Holdco and, therefore, is the primary beneficiary of Holdco. As a result, the Company consolidates the financial results of Holdco pursuant to the variable-interest entity (“VIE”) accounting model, and a portion of the Company’s net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of LLC Owners (defined as all owners of Holdco other than PetIQ) to a portion of Holdco’s net (loss) income. Holdco’s assets may be used only to settle Holdco’s obligations and Holdco’s beneficial interest holders have no recourse to the general credit to the Company. Through Holdco and its subsidiaries, the Company is a manufacturer and wholesale distributor of over-the-counter and prescription pet medications and pet wellness products to various retail customers and distributors throughout the United States and Europe. The Company also provides veterinary services to retail consumers through a network of community clinics and wellness centers.  The Company is headquartered in Eagle, Idaho and manufactures and distributes products from facilities in Florida, Texas, Utah, and Europe. The Company provides veterinary services in the United States through a network of 34 district offices.

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

The condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 13, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment and intangible assets; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of assets and liabilities in connection with acquisitions, the valuation of deferred tax assets and liabilities, the valuation of inventories, and reserves for legal contingencies.

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

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	September 30, 2018	December 31, 2017
Liabilities:
Contingent notes	$7,150	$—

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) a portion of the purchase price is structured in the form of Contingent Notes (the “Contingent Notes”) that vest based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019 (“Measurement Dates”).  See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.  The Company is required to reassess the fair value of the Contingent Notes at each reporting period.

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

The following table summarizes the Level 3 activity related to the contingent consideration:

	Three months ended		Nine months ended
$'s in 000's	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at beginning of the period	$7,500	$—	$—	$—
Fair value of contingent consideration at VIP Acquisition date	—	—	6,900	—
Change in fair value of contingent consideration	(350)	—	250	—
Balance at the end of the period	$7,150	$—	$7,150	$—

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

Accounts receivable consists of the following as of:

$'s in 000's	September 30, 2018	December 31, 2017
Trade receivables	$50,646	$22,189
Other receivables	3,432	297
	54,078	22,486
Less: Allowance for doubtful accounts	(383)	(343)
Non-current portion of receivables	(101)	(384)
Total accounts receivable, net	$53,594	$21,759

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

$'s in 000's	September 30, 2018	December 31, 2017
Raw materials and work in progress	$4,470	$4,004
Finished goods	72,106	40,052
Total inventories	$76,576	$44,056

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization is provided using the straight-line method, based on useful lives of the assets, except for leasehold improvements and capital leased assets which are depreciated over the shorter of the expected useful life or the lease term. Depreciation and amortization expense is recorded in cost of sales and general and administrative expenses in the condensed consolidated statements of operations, depending on the use of the asset.  The estimated useful lives of property, plant, and equipment are as follows:

Computer equipment and software	3 years
Vehicle and vehicle accessories	3-5 years
Buildings	33 years
Equipment	3-15 years
Leasehold improvements	3-15 years
Furniture and fixtures	5-10 years

Deferred Acquisition Liability

The Company had a deferred acquisition liability related to an acquisition that occurred in 2013.  The liability is denominated in Euros and requires annual payments based on a percentage of gross profit from the sales of certain products, and any amounts not repaid by the annual payments was due in 2018.  The note was fully repaid in July 2018.  The balance recorded as of December 31, 2017 was $1,575 thousand, and was included in other accrued expenses on the condensed consolidated balance sheets.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method as described under Adopted Accounting Standard Updates below.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 30, 2018.

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

Variable Consideration

In addition to fixed contract consideration, most contracts include some form of variable consideration.  The most common forms of variable consideration include discounts, rebates, and sales returns and allowances.  Variable consideration is treated as a reduction in revenue when product revenue is recognized.  Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.  We believe there will not be significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers.  The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.  Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration.

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

Contract balances

Contract asset and liability balances as of September 30, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $33 thousand and $114 thousand for the three months ended September 30, 2018 and 2017, respectively, and $131 thousand and $427 thousand for the nine months ended September 30, 2018 and 2017, respectively.  Advertising costs were $532 thousand and $436 thousand for the three months ended September 30, 2018 and 2017, respectively, and $2,545 thousand and $2,028 thousand for the nine months ended September 30, 2018 and 2017, respectively.  Advertising costs do not include trade marketing programs which are part of net sales.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling LLC Owners. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling LLC Owners, based on the portion of the LLC Interests owned by such LLC interest holders. All operations were considered owned by non-controlling interest for the period prior to the IPO on July

20, 2017 because the Company operated as Opco during those periods. As of September 30, 2018 and December 31, 2017 the non-controlling interest was approximately 25.6% and 38.5%, respectively.

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

Results for the three and nine month periods ended September 30, 2018 is presented under Topic 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  The following tables summarize the impacts of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2018.

Condensed Consolidated Statements of Income for the three months ended September 30, 2018

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Revenues	$131,382	$(5,442)	$125,940
Cost of sales	107,200	(4,476)	102,724
General and Administrative expenses	17,621	426	18,047
(Provision) benefit for income taxes	(801)	(223)	(1,024)
Net Income	3,902	(1,615)	2,287

Condensed Consolidated Statements of Income for the nine months ended September 30, 2018

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Revenues	$417,590	$765	$418,355
Cost of sales	351,207	(743)	350,464
General and Administrative expenses	53,532	870	54,402
(Provision) benefit for income taxes	(754)	(102)	(856)
Net Income	5,343	536	5,879

Condensed Consolidated Balance Sheets

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Assets
Accounts receivable	$53,594	$486	$54,080
Inventories	76,576	(486)	76,090
Other current assets	1,594	—	1,594

Liabilities and Stockholders' Equity
Accounts payable	46,306	(1,202)	45,104
Accumulated deficit	(976)	1,216	240

The following tables represent the disaggregation of revenue by contract type for each of our reportable segments:

	Three months ended September 30, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$106,969	$1,555	$108,524
Service revenue	22,858	—	22,858
Total net sales	$129,827	$1,555	$131,382

	Three months ended September 30, 2017
$'s in 000's	U.S.	Foreign	Total
Product sales	$59,328	$1,226	$60,554
Service revenue	—	—	—
Total net sales	$59,328	$1,226	$60,554

	Nine months ended September 30, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$350,503	$4,585	$355,088
Service revenue	62,502	—	62,502
Total net sales	$413,005	$4,585	$417,590

	Nine months ended September 30, 2017
$'s in 000's	U.S.	Foreign	Total
Product sales	$211,095	$3,666	$214,761
Service revenue	—	—	—
Total net sales	$211,095	$3,666	$214,761

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new lease standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard requires adoption based upon a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with optional practical expedients.   Based on a preliminary assessment, the Company expects that its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities on our consolidated balance sheet.  The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. See Note 7 – Income Taxes, for the Company’s assessment of the income tax affects of the Act.

Note 2 – Business Combination

On January 17, 2018 PetIQ, Inc. completed the acquisition of VIP from VIP Holdings, LLC (“VIPH” or the “Sellers”). VIP is a provider of veterinary wellness and pet preventive services as well as a distributor of pet wellness products and medications.  The total purchase price was approximately $198 million, net of cash acquired and the effective settlement of pre-existing payables between the Company and VIP at cost which approximates fair value, and was funded through a combination of cash on hand, borrowings under a new $75 million term loan, a $10 million note payable, two $10 million contingent notes, payable upon the achievement of certain combined Company EBITDA targets, and equity consideration consisting of 4.2 million LLC Interests and 4.2 million shares of Class B common stock of  the Company.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the VIP Acquisition.  The Company is in process of finalizing the net working capital adjustment.  Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the VIP Acquisition.   The preliminary estimated fair value of the consideration is summarized as follows:

$'s in 000's	Preliminary Estimated Fair Value	Adjustments	As Retrospectively Adjusted
Current assets	$15,755	$—	$15,755
Property, plant, and equipment	8,857	—	8,857
Other assets, net	295	—	295
Intangible assets - Customer relationships (20 year useful life)	80,200	(3,900)	76,300
Intangible assets - Brand names (10 year useful life)	9,600	—	9,600
Goodwill	112,109	1,371	113,480
Total assets	226,816	(2,529)	224,287

Current liabilities	22,886	146	23,032
Capital lease obligations	3,032	—	3,032
Total liabilities	25,918	146	26,064

Estimated purchase price	$200,898	$(2,675)	$198,223

Cash paid, net of cash acquired	$91,987	$96	$92,083
LLC Interests and shares of Class B common stock	90,031	—	90,031
Guarantee note	10,000	—	10,000
Contingent notes	9,500	(2,600)	6,900
Preliminary post-closing working capital adjustment	(620)	(171)	(791)

Estimated fair value of total consideration transferred	$200,898	$(2,675)	$198,223

During the three and nine months ended September 30, 2018, we adjusted purchase price allocation as a result of receiving certain information, which existed as of the date of acquisition. This information impacted our working capital adjustment as well as the projected operating results used in estimating the fair value of intangible assets and contingent notes. We are currently waiting for a final valuation report and other information needed to finalize our purchase price allocation. Additionally, we are waiting for information needed to finalize our working capital adjustment which could affect the recorded purchase consideration and goodwill.

The definite-lived intangibles primarily relate to customer relationships and brand names. The $85.9 million represents the fair value and will be amortized over the estimated useful lives of the assets through January 2038. Amortization expense for these definite-lived intangible assets for the three and nine months ended September 30, 2018 was $1.2 million and $3.3 million, respectively. The estimated future amortization expense is approximately $1.2 million for the remainder of 2018, and $4.8 million annually thereafter.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $54 million of the $113.5 million of goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes.  Goodwill was allocated to the Products and Services segments and as shown in Note 4.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the VIP Acquisition and related financing activities had occurred on January 1, 2017. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) costs of goods sold based on the fair value of acquired inventory; (iv) interest expense incurred in connection with the term loan and guaranteed note borrowings used to finance the acquisition; (v) inclusion of equity-based compensation expense associated with equity awards granted to certain VIP employees in connection with the acquisition; (vi) elimination of acquisition expenses; and (vii) VIP’s operations for the periods from January 1, 2017 to September 30, 2017 and January 1, 2018 to January 16, 2018. Additionally the share count utilized and Net Income do not account for non-controlling interests.  The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the VIP Acquisition been effected on the assumed date and are not intended to be a projection of future results:

	Three months ended September 30,		Nine months ended September 30,
($'s in 000's, except per share data)	2018	2017	2018	2017
Net sales	$131,382	$92,143	$420,687	$332,757
Net income	$3,902	$(443)	$7,193	$12,684

Earnings per share:
Basic(1)	$0.15	$(0.02)	$0.30	$0.53
Diluted(1)	$0.15	$(0.02)	$0.30	$0.52

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	September 30, 2018	December 31, 2017
Leasehold improvements	$10,797	$6,616
Equipment	12,115	10,665
Vehicles and accessories	3,683	—
Computer equipment and software	5,649	927
Buildings	2,492	771
Furniture and fixtures	1,448	407
Land	660	660
Construction in progress	259	2,344
	37,103	22,390
Less accumulated depreciation	(12,067)	(7,390)
Total property, plant, and equipment	$25,036	$15,000

Depreciation expense related to these assets was $1.8 million and $0.7 million for the three months ended September 30, 2018, and 2017, respectively, and $4.8 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 4 – Intangible Assets and Goodwilll

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	September 30, 2018	December 31, 2017
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	77,459	1,191
Patents and processes	10 years	1,958	1,998
Brand names	10-15 years	10,497	923
Total amortizable intangibles		93,285	7,483
Less accumulated amortization		(8,370)	(4,733)
Total net amortizable intangibles		84,915	2,750
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$85,431	$3,266

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject foreign currency movements.  Amortization expense for three months ended September 30, 2018, and 2017, was $1.3 million and $0.3 million, respectively, and $3.7 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2018	$1,293
2019	5,174
2020	5,174
2021	5,173
2022	5,169
Thereafter	62,932

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2018 to September 30, 2018:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	$5,064	$—	$5,064
Foreign currency translation	(136)	—	(136)
Acquisition	65,190	48,290	113,480
Goodwill as of September 30, 2018	$70,118	$48,290	$118,408

Note 5 – Debt

A&R Credit Agreement

In connection with the VIP Acquisition, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018, which was subsequently amended in August 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $75 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  The A&R Credit Agreement matures on January 17, 2023.

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

As of September 30, 2018, the Company had $23.8 million outstanding under the A&R Credit Agreement and $74.8 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.25% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.35% as a LIBOR rate loan.  Additionally the Company pays between 0.375% and 0.50% as an unused facility fee, depending on the amount borrowed.  The A&R Credit Agreement contains a lockbox mechanism.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of September 30, 2018, the Company was in compliance with these covenants.

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

The following represents the Company’s long-term debt as of:

$'s in 000's	September 30, 2018	December 31, 2017
Term loans	$74,813	$—
Revolving credit facility	23,774	15,325
Mortgage	1,872	1,902
Guaranteed note	10,000	—
Net discount on debt and deferred financing fees	(2,022)	—
	$108,437	$17,227
Less current maturities of long-term debt	(795)	(44)
Total long-term debt	$107,642	$17,183

Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of September 30, 2018, are as follows:

($'s in 000's)
Remainder of 2018	$199
2019	796
2020	798
2021	800
2022	802
Thereafter	107,064

The Company incurred debt issuance costs of $0.1 million and $0.3 million related to the A&R Credit Agreement and zero and $2.4 million related to the Term Loan during the three and nine months ended September 30, 2018, respectively.

Note 6 –  Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2018 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Annual future commitments under non-cancelable leases as of September 30, 2018, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
Remainder of 2018	$884	$360
2019	2,196	1,235
2020	1,523	815
2021	699	188
2022	536	78
Thereafter	244	12
Total minimum future obligations	$6,082	$2,688
Less interest		(133)
Present value of net future minimum obligations		2,555
Less current capital lease obligations		(1,179)
Long-term capital lease obligations		$1,376

The net book value of assets under capital lease was $3.9 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. Total operating lease expense for the three months ended September 30, 2018 and 2017 totaled $1.1 million and $0.5 million, respectively, and $2.8 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Our effective tax rate (ETR) from continuing operations was 17.0% and 12.4% for the three and nine months ended September 30, 2018, respectively, and 39% and 4.7% for the quarter and nine months ended September 30, 2017, respectively. Income tax expense for the nine months of 2018 was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of the non-controlling interest income that is not taxable. In 2017, the income expense was different than the U.S Federal statutory income tax rate of 35% due to Holdco being a partnership and not being taxed for a portion of the year and the impact of the non-controlling interest income that is not taxable.

As noted at year-end, the Company was able to reasonably estimate certain TCJA effects and recorded a provisional tax expense for the deemed repatriation tax of $0.2 million, and the remeasurement of deferred taxes of $3.4 million.  As of September 30, 2018, our accounting for the TCJA is complete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) are now final. The measurement-period adjustments include a net tax benefit of $55 thousand for the Company’s allocated share of the one-time transition tax on unrepatriated earnings of foreign subsidiaries and a net expense of $70 thousand due to the remeasurement of deferred tax assets associated with the corporate tax rate reduction.

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

HoldCo makes cash distributions to members to pay taxes attributable to the income earned.  In the three and nine months ended September 30, 2018, the Company made cash distributions of $141 thousand and $1,467 thousand, respectively.  In the three and nine months ended September 30, 2017, the Company did not make cash distributions.

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

As described in Note 10 — Stockholders’ Equity, on July 20, 2017, the Holdco LLC Agreement (“LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests of Holdco, and (ii) exchange all of the then-existing membership interests of the Continuing LLC Owners for common units of Holdco. This recapitalization changed the relative membership rights of the Continuing LLC Owners such that retroactive application of the recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

Prior to the IPO, the Holdco membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 20, 2017, and income attributable to Holdco prior to the IPO is included in income attributable to non-controlling interests.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended		Nine months ended
(in 000's, except for per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net income	$3,902	$859	$5,343	$11,208
Less: net income attributable to non-controlling interests	(1,681)	(1,085)	(2,651)	(11,434)
Net income attributable to PetIQ, Inc. — basic and diluted	2,221	(226)	2,692	(226)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	16,944	13,223	15,842	13,223
Dilutive effects of stock options that are convertible into Class A common stock	291	—	122	—
Dilutive effect of RSUs	4	—	1	—
Weighted-average shares of Class A common stock outstanding -- diluted	17,239	13,223	15,966	13,223

Earnings per share of Class A common stock — basic	$0.13	$(0.02)	$0.17	$(0.02)
Earnings per share of Class A common stock — diluted	$0.13	$(0.02)	$0.17	$(0.02)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three and nine months ended September 30, 2018 and 2017, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method.

Additionally, 974,435 and 345,660 weighted average stock options and restricted stock units have not been included in the diluted earnings per share calculation for the three and nine months ended September 30, 2018, respectively, as they have been determined to be anti-dilutive under the treasury stock method.  All options outstanding for the three and nine months ended September 30, 2017 have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of September 30, 2018, 838,805 shares were available for issuance under the Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).  The Inducement Plan reserved 800,000 shares of Class A Common Stock of the Company.  As of September 30, 2018, 570,000 shares were available for issuance under the Inducement Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1,224 thousand and $2,678 thousand for the three and nine months ended September 30, 2018. Total compensation expense of these equity awards recognized for the three and nine months ended September 30, 2017 was $246 thousand.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards were determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended September 30, 2018 and 2017:

	2018	2017
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	35.00%	35.00%
Risk-free interest rate (3)	2.53%	1.98%
Dividend yield (4)	0.00%	0.00%

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
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock

The following table summarizes the activity of the Company’s unvested stock options for the period ended September 30, 2018

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2017	598,647	$16.00
Granted	1,211,837	22.58
Exercised	(75,895)	18.83
Forfeited	(195,000)	21.37
Cancelled	—
Outstanding at September 30, 2018	1,539,589	$20.36	$29,174	9.15
Options exercisable at September 30, 2018	128,778

The weighted average grant date fair value of stock options granted during the period ended September 30, 2018 was $10.10 per option. At September 30, 2018, total unrecognized compensation cost related to unvested stock options was $13.7 million and is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions.  Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant.  At September 30, 2018, total unrecognized compensation cost related to unvested RSUs was $780 thousand and is to expected to vest over a weighted average 3.4 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $59 thousand and $78 thousand for the three and nine months ended September 30, 2018.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended September 30, 2018.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	—	—
Granted	29,758	30.33
Settled	—
Forfeited	—
Non-vested RSUs at September 30, 2018	29,758	$30.33

There were no grants of RSUs for the three or nine months months ended September 30, 2017.

Note 10 – Stockholders’ Equity

Acquisition

During the nine months ended September 30, 2018, Holdco issued 4,200,000 LLC Interests and Class B common shares as consideration for a business combination.

Exchanges

During the nine months ended September 30, 2018, LLC Owners exercised exchange rights and exchanged 5,873,825 Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock.  The LLC Agreement generally allows for conversions on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	Continuing LLC			Continuing LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2017	8,268,188	13,222,583	21,490,771	38.5%	61.5%
Issuance of LLC Interests for acquisition	4,200,000	—	4,200,000
Contribution of proceeds from stock option issuance	—	75,895	75,895
Exchange transactions	(5,873,825)	5,873,825	—
As of September 30, 2018	6,594,363	19,172,303	25,766,666	25.6%	74.4%

For the three and nine months ended September 30, 2018, the Company owned a weighted average of 65.6% and 65.9%, respectively, of Holdco.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended September 30, 2018 one customer accounted for 22% of net sales.  During the three months ended September 30, 2017, three customers individually accounted for more than 10% of sales, together comprising 61% of net sales. In total for the nine months ended September 30, 2018 two customers accounted for 30% of net sales and for the nine months ended September 30, 2017, three customers accounted for 61% of net sales.

At September 30, 2018 two Product Segment customers individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 38% of outstanding trade receivaables, net.  At December 31, 2017 three Product Segment customers, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 48%, of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer sought, and was denied, a preliminary injunction.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM and to us.  The case has been stayed pending the outcome of settlement negotiations.

In April 2018, Med Vets, Inc. and  Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations.  The plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP.  We filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted.  On August 3, 2018 the Court granted our Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint on or before October 5, 2018. On October 3, 2018,

Plaintiffs filed a motion for pre-Complaint discovery.  Although we believe the motion lacks merit, because of the inherent uncertainties of litigation, we can provide no assurance of a favorable outcome.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at September 30, 2018 and December 31, 2017, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

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

In connection with the VIP Acquisition, the Company reorganized operations to correspond with the structure of the Company.  The Company now operates the Product and Service segments.  The Product segment consists of legacy PetIQ Domestic and International segments plus VIP’s product distribution business.  Services represents all veterinary services, and related product sales, provided by the Company directly to consumers. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker to make resource allocation decisions and to evaluate performance.  Certain corporate costs are not included in this analysis, such as accounting, legal, human resources, information technology and corporate headquarters expenses.  Additionally certain expense types are allocated to the corporate portion of the Company, such as stock based compensation, amortization expense on intangible assets, interest expense, foreign currency exchange adjustments, and income taxes.  All prior period disclosures have been restated to reflect these new reportable operating segments.

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's
September 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$108,524	$22,858	$—	$131,382
Operating income (loss)	14,053	2,260	(9,752)	6,561
Interest expense	—	—	(2,159)	(2,159)
Foreign currency loss, net	—	—	(50)	(50)
Other income, net	—	—	351	351
Depreciation expense	589	477	720	1,786
Amortization expense	$—	$—	$1,294	$1,294

$'s in 000's
September 30, 2017	Products	Services	Corporate	Consolidated
Net Sales	$60,554	$—	$—	$60,554
Operating income (loss)	5,568	—	(3,790)	1,778
Interest expense	—	—	(352)	(352)
Other income, net	—	—	14	14
Foreign currency loss, net	—	—	(31)	(31)
Depreciation expense	648	—	36	684
Amortization expense	$—	$—	$261	$261

Financial information relating to the Company’s operating segments for the nine months ended:

$'s in 000's
September 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$355,088	$62,502	$—	$417,590
Operating income (loss)	39,158	3,855	(30,162)	12,851
Interest expense	—	—	(6,140)	(6,140)
Foreign currency loss, net	—	—	8	8
Other income, net	—	—	(622)	(622)
Depreciation expense	1,739	1,726	1,351	4,816
Amortization expense	$—	$—	$3,691	$3,691

$'s in 000's
September 30, 2017	Products	Services	Corporate	Consolidated
Net Sales	$214,761	$—	$—	$214,761
Operating income (loss)	23,207	—	(9,960)	13,247
Interest expense	—	—	(1,351)	(1,351)
Other income, net	—	—	14	14
Foreign currency loss, net	—	—	(152)	(152)
Depreciation expense	1,725	—	70	1,795
Amortization expense	$—	$—	$782	$782

Note 15 – Related Parties

Opco had entered into management consulting services agreements with members of Holdco.  The services were related to financial transactions and other senior management matters related to business administration.  Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly.  These expenses were recorded in general and administrative expenses in the condensed consolidated statement of operations.  The Company recorded $158 thousand and $545 thousand of expense for the three and nine months ended September 30, 2017.  Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 7– Income Taxes, the Company has accrued tax distributions that are payable to LLC Owners to facilitate the LLC Owners periodic estimated tax obligations.  At September 30, 2018, and December 31, 2017, the Company had an accrual of $0 and $597 thousand, respectively, for estimated tax distributions, which are included in accounts payable on the condensed consolidated balance sheets.

As discussed in Note 5– Debt, the Company has a note payable to the Sellers of VIP, who are significant shareholders of the Company, of $10 million and accrued interest of $480 thousand as of September 30, 2018.

The Company leases office and warehouse space from a company under common control of the Sellers, commencing on January 17, 2018. The Company incurred rent expenses of $89 thousand and $268 thousand in the three and nine months ended September 30, 2018, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies.  The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $434 thousand for the three and nine months ended September 30, 2017 and $522 thousand for the three and nine months ended September 30, 2018.  Mr. Chris Christensen was paid a commission of approximately $20 thousand and $25 thousand for the three and nine months ended September 30, 2018 and 2017, respectively, by Moreton for the sale of such insurance policies to the Company.

Note 16 – Subsequent events

On October 1, 2018, the Company closed an underwritten public offering of 5,750,000 shares of Class A common stock.  The Company sold 2,000,000 newly issued shares of Class A common stock and received net proceeds of approximately $73.5 million after deducting underwriting discounts and commissions and offering expenses.  The remaining 3,750,000 shares of Class A common stock were sold by existing shareholders and the Company did not receive any proceeds with respect hereto.

On October 17, 2018, the Company completed the strategic acquisition of HBH Enterprises, LLC (“HBH”) (the “HBH Acquisition”).  Total consideration was approximately $16 million including approximately $3.0 million of cash plus  the issuance of 400,000 LLC  interests of Holdco (the “Holdco Consideration”) and 400,000 shares of Class B common stock, $0.001 par value per share, of the Company (the “Company Stock Consideration” and, together with the Holdco Consideration, the “Equity Consideration”).  The Equity Consideration can be exchanged for 400,000 shares of Class A common stock of the Company pursuant to the terms of the LLC Agreement of Holdco.

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

Our Business

Overview

PetIQ is a rapidly growing pet health and wellness company providing convenient access and affordable choices to a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. Through our retail relationships, we encourage pet owners to regularly visit their veterinarian and educate them about the importance of veterinarian-grade products.  During the nine months ended September 30, 2018, we completed the acquisition of VIP Petcare.  Through VIP, we provide veterinary services to pet owners in over 39 states.

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

Our sales occur predominantly in the U.S. and Canada. Approximately 99% and 98% of our three months ended September 30, 2018 and 2017, respectively, net sales were generated from customers located in the United States and Canada, with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Products; and (ii) Services. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.

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

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. General and administrative expenses as a percentage of net sales have remained consistent at 12.8% in the first nine months of 2017 and the first nine months of 2018, primarily driven by charges associated with the VIP Acquisition offset by sales growth.  In addition to costs directly related to the VIP Acquisition, we acquired the corporate overhead that we are currently integrating into the consolidated company. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments.

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

Results of Operations

The following table sets forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Product sales	$108,524	$60,554	82.6%	100.0%
Service revenue	22,858	—	17.4%	—%
Total sales	131,382	60,554	100.0%	100.0%
Cost of products sold	90,155	48,037	68.6%	79.3%
Cost of services	17,045	—	13.0%	—%
Total cost of sales	107,200	48,037	81.6%	79.3%
Gross profit	24,182	12,517	18.4%	20.7%
General and administrative expenses	17,621	10,739	13.4%	17.7%
Operating income	6,561	1,778	5.0%	2.9%
Interest expense	(2,159)	(352)	(1.6)%	(0.6)%
Foreign currency (loss), net	(50)	(31)	(0.0)%	(0.1)%
Other income, net	351	14	0.3%	—%
Total other expense, net	(1,858)	(369)	(1.4)%	(0.6)%
Pretax net income	4,703	1,409	3.6%	2.3%
Provision for income taxes	(801)	(550)	(0.6)%	(0.9)%
Net income	$3,902	$859	3.0%	1.4%

	For the Nine Months Ended		% of Net Sales
$'s in 000's	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Product sales	$355,088	$214,761	85.0%	100.0%
Service revenue	62,502	—	15.0%	—%
Total sales	417,590	214,761	100.0%	100.0%
Cost of products sold	302,324	174,093	72.4%	81.1%
Cost of services	48,883	—	11.7%	—%
Total cost of sales	351,207	174,093	84.1%	81.1%
Gross profit	66,383	40,668	15.9%	18.9%
General and administrative expenses	53,532	27,421	12.8%	12.8%
Operating income	12,851	13,247	3.1%	6.2%
Interest expense	(6,140)	(1,351)	(1.5)%	(0.6)%
Foreign currency gain/(loss), net	8	(152)	0.0%	(0.1)%
Other (expense) income, net	(622)	14	(0.1)%	—%
Total other expense, net	(6,754)	(1,489)	(1.6)%	(0.7)%
Pretax net income	6,097	11,758	1.5%	5.5%
Provision for income taxes	(754)	(550)	(0.2)%	(0.3)%
Net income	$5,343	$11,208	1.3%	5.2%

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

Net sales

Product sales increased $48.0 million or 79%, to $108.5 million for the three months ended September 30, 2018, compared to $60.6 million for the three months ended September 30, 2017. This increase was driven by expanding item count at existing customers of existing items, as well as growth in new customers, primarily from the VIP Acquisition.  Revenues were also impacted by the adoption of ASU 2014-09 Revenue from Contracts with Customers (“ASC 606”), which increased revenue by $5.4 million relative to past practice, this revenue was previously recognized in earlier periods.  See Note 1 – “Principal Business Activity and Significant Accounting Policies” to the Condensed Consolidated Financials for more information regarding the adoption of ASC 606.

Service revenue was $22.9M, with no comparable revenue in 2017.  The VIP Acquisition in January 2018 led to the addition of services revenue in the three months ended September 30, 2018.

Gross profit

Gross profit increased by $11.7 million, or 93%, to $24.2 million for the three months ended September 30, 2018, compared to $12.5 million for the three months ended September 30, 2017.  This increase is due to the significant sales growth, offset by the growth occurring in lower margin items as well as increased trade expenditures which reduces net sales.

Gross margin decreased to 18.4% for the three months ended September 30, 2018, from 20.7% for the three months ended September 30, 2017.

General and administrative expenses

General and administrative expenses increased by $6.9 million or 64% to $17.6 million for the three months ended September 30, 2018 compared to $10.7 million for the three months ended September 30, 2017. The increase reflects:

•	Acquisition related costs of $0.1 million;
•	Increased amortization of $1.0 million on acquired intangible assets;
•	Increased legal, accounting, and related costs as part of being a public company;
•	increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants;
•	the addition of the VIP corporate overhead that oversees the Services segment; and
•	offset by the non-recurrence in 2018 of certain costs associated with becoming a public company incurred in the third quarter of 2017 related to the Company’s IPO.

Interest expense, net

Interest expense, net increased $1.8 million to $2.2 million for the three months ended September 30, 2018, compared to $0.4 million for the three months ended September 30, 2017. This increase was driven by the new debt agreement entered into to finance the VIP Acquisition, increasing rates, as well as higher amounts outstanding on the revolving credit facility during the quarter compared to the three months ended September 30, 2017.

Other income, net

Other (expense) income, net, increased $0.4 million to income of $0.4 million in the three months ended September 30, 2018 compared to $14 thousand for the three months ended September 30, 2017.  This is due to a fair value adjustment to the contingent notes entered into as part of the VIP Acquisition.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $3.3 million to $4.7 million for the three months ended September 30, 2018 compared to pre-tax net income of $1.4 million for the three months ended September 30, 2017.

Provision for income taxes

Our effective tax rate was 17.0% for the three months ended September 30, 2018, with a tax expense of $.8 million.  The 2018 effective tax rate differs from the statutory rate primarily due to the impact of the non-controlling interest income that is not taxable.  For the period subseuqnet to our IPO in July 2017 to September 30, 2017, our effective tax rate 39%. The 2017 effective tax rate differs from the statutory rate primarily due to the impact of the non-controlling interest income that is not taxable.

Nine months ended September 30, 2018 Compared With Nine months ended September 30, 2017

Net sales

Product sales increased $140.3 million or 65%, to $355.1 million for the nine months ended September 30, 2018, compared to $214.8 million for the nine months ended September 30, 2017. This increase was driven primarily by expanding item count at existing customers of existing items, as well as growth in new customers, primarily from the VIP Acquisition.  Revenues were also impacted by the adoption of ASC 606, which reduced revenue by $0.8 million relative to past practice, this revenue will be recognized in later periods when certain criteria are met.  See Note 1 – Principal Business Activity and Significant Accounting Policies to the Condensed Consolidated Financials for more information regarding the adoption of ASC 606.

Service revenue was $62.5 million, with no comparable revenue in 2017.  The VIP Acquisition in January 2018 led to the addition of the services revenue in the nine months ended September 30, 2018.

Gross profit

Gross profit increased by $25.7 million, or 63%, to $66.4 million for the nine months ended September 30, 2018, compared to $40.7 million for the nine months ended September 30, 2017.  This increase is due to the significant sales growth, offset by the growth occurring in lower margin items as well increased trade expenditures which reduces net sales.

Additionally, margin was impacted by the purchase accounting adjustment of $1.5 million to fair value inventory as well as significant new wellness center openings.  Gross margin decreased to 15.9% for the nine months ended September 30, 2018, from 18.9% for the nine months ended September 30, 2017.

General and administrative expenses

General and administrative expenses increased by $26.1 million or 95% to $53.5 million for the nine months ended September 30, 2018 compared to $27.4 million for the nine months ended September 30, 2017. The increase reflects:

•	Acquisition related costs of $3.5 million;
•	increased amortization of $2.9 million on acquired intangible assets;
•	increased legal, accounting, and related costs as part of being a public company;
•	increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants
•	the addition of the VIP corporate overhead that oversees the Services segment; and
•	offset by the non-recurrence in 2018 of certain costs associated with becoming a public company incurred in the third quarter of 2017 related to the Company’s IPO.

Interest expense, net

Interest expense, net increased $4.8 million to $6.1 million for the nine months ended September 30, 2018, compared to $1.4 million for the nine months ended September 30, 2017. This increase was driven by the new debt agreement entered into to finance the VIP Acquisition as well as higher amounts outstanding on the revolving credit facility during the quarter compared to the nine months ended September 30, 2017.

Other (expense) income, net

Other (expense) income, net, increased to expense of $0.6 million in the nine months ended September 30, 2018 compared to income of $14 thousand for the nine months ended September 30, 2017.  This is due to a fair value adjustment to the contingent notes entered into as part of the VIP Acquisition and a royalty settlement.

Pre-tax net income

As a result of the factors above, pre-tax net income decreased $5.7 million to $6.1 million for the nine months ended September 30, 2018 compared to pre-tax net income of $11.8 million for the nine months ended September 30, 2017.

Provision for income taxes

Our effective tax rate was 12.4% and 4.6% for the nine months ended September 30, 2018 and 2017, respectively, with tax expense of $0.8 million and $0.6 million.  Prior to our IPO in July 2017, the Company was treated as a partnership, and thus did not have income tax expense.

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

Beginning in the quarter ended September 30, 2018, the Company modified the definition of its same-store criteria to include host partners, regional offices, and wellness centers with at least six trailing quarters of operations to better align with the amount of time management expects before operations reach maturity.   The change resulted in $0.3 million of revenue and $0.5 million of costs related to the six months ended June 30, 2018, included in the nine months ended September 30, 2018 adjustment that were not included in the calculation under the previous definition.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$3,902	$859	$5,343	$11,208
Plus:
Tax expense (benefit)	801	550	754	550
Depreciation	1,786	684	4,816	1,795
Amortization	1,294	261	3,691	782
Interest	2,159	352	6,140	1,351
EBITDA	$9,942	$2,706	$20,744	$15,686
Acquisition costs(1)	113	—	3,479	—
Management fees(2)	—	158	—	545
Costs associated with becoming a public company	—	2,275	—	2,275
Stock based compensation expense	1,224	246	2,678	246
Purchase accounting adjustment to inventory	—	—	1,502	—
Non same-store revenue(3)	(1,472)	—	(2,775)	—
Non same-store costs(3)	3,845	—	6,667	—
Fair value adjustment of contingent note	(350)	—	250	—
Integration costs and costs of discontinued clinics	57	—	813	—
Clinic launch expenses(4)	50	—	1,261	—
Non-recurring royalty settlement(5)	—	—	440	—
Adjusted EBITDA	$13,409	$5,385	$35,059	$18,752

(1)	Acquisition costs relating to the VIP Acquisition, which was completed during the nine months ended September 30, 2018 and the HBH Acquisition, which was completed in October 2018.
(2)	Represents annual fees paid pursuant to our management agreements with Eos, Highland and Labore. The management agreements terminated in connection with our IPO.
(3)

Non same-store revenue and costs are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results. There were 25 wellness centers, 5 regions, and one new host partner that had less than six trailing quarters of operating results for the three and nine months ended September 30, 2018 and none for the three and nine months ended September 30, 2017.

(4)	Clinic launch expenses represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Represents a settlement paid to a supplier related to a royalty agreement in place since 2013.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity contributions. As of September 30, 2018 and December 31, 2017, our cash and cash equivalents were $4.5 million and $37.9 million respectively. As of September 30, 2018, we had $23.8 million outstanding under a revolving credit facility, $74.8 million under a term loan, $10.0 million due under a guaranteed note, and $1.9 million outstanding under a mortgage.  The debt agreements bear interest at rates between 4.35% and 7.65%.

On October 1, 2018, the Company closed an underwritten public offering of 5,750,000 shares of Class A common stock.  The Company sold 2,000,000 newly issued shares of Class A common stock and received net proceeds of approximately $73.5 million after deducting underwriting discounts and commissions and offering expenses.  The remaining 3,750,000 shares of Class A common stock were sold by existing shareholders and the Company did not receive any proceeds with respect hereto.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30, 2018 and December 31, 2017, we had working capital (current assets less current liabilities) of $81.9 million and $90.7 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $14.8 million for the nine months ended September 30, 2018, compared to cash used in operating activities of $11.0 million for the nine months ended September 30, 2017. The change in operating cash flows primarily reflects lower earnings, offset partially by high non cash items such as depreciation and amortization.  Working capital uses are driven by increased accounts receivable resulting from our growing net sales and higher inventory to support growing net sales.  Net changes in assets and liabilities accounted for $32.4 million in cash used in operating activities for the nine months ended September 30, 2018 compared to $3.8 million of cash used in operating activities for the nine months ended September 30, 2017.

Cash used in Investing Activities

Net cash used in investing activities was $98.1 million for the nine months ended September 30, 2018, compared to $3.6 million for the nine months ended September 30, 2017. The increase in net cash used in investing activities is a result of the VIP Acquisition as well as growth in capital expenditures.

Cash provided by Financing Activities

Net cash provided by financing activities was $79.5 million for the nine months ended September 30, 2018 compared to $38.3 million in net cash provided by financing activities for the nine months ended September 30, 2017.  This increase in cash provided by financing activities is primarily driven by the Company’s new debt taken out to finance the VIP Acquisition.

Description of Indebtedness

A&R Credit Agreement

In connection with the VIP Acquisition, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018, which was subsequently amended in August 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $75 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  The A&R Credit Agreement matures on January 17, 2023.

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

As of September 30, 2018, the Company had $23.8 million outstanding under the A&R Credit Agreement and $74.8 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.25% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.35% as a LIBOR rate loan.  Additionally the Company pays between .375% and .50% as an unused facility fee, depending on the amount borrowed.  The A&R Credit Agreement contains a lockbox mechanism.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of September 30, 2018, the Company was in compliance with these covenants.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2018, we had variable rate debt of approximately $98.6 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the nine months ended September 30, 2018 by approximately $0.7 million.

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

There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2017, Bayer Healthcare LLC and its affiliates (collectively “Bayer”) filed suit in the United States District Court for the District of Delaware, against CAP IM Supply, Inc. (“CAP IM”), our supplier of Advecta 3 and PetLock MAX, which we began to sell in 2017 as our value-branded alternatives to Bayer’s K9 Advantix II. Bayer alleges that Advecta 3 and PetLock MAX infringe a patent relating to K9 Advantix II. Bayer seeks unspecified monetary damages and an injunction against future sales by CAP IM of Advecta 3 and PetLock MAX to the Company. Bayer sought, and was denied, a preliminary injunction.  Although we have not been named in the suit, our license and supply agreement with CAP IM requires us to share with CAP IM the payment of defense and settlement costs of such litigation and allows us to control the defense of the proceeding. CAP IM intends to vigorously defend this case and we believe that CAP IM has meritorious defenses. However, because of the inherent uncertainties of litigation, we can provide no assurance of an outcome favorable to CAP IM and to us.  The case has been stayed pending the outcome of settlement negotiations.

In April 2018, Med Vets, Inc. and  Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations.  The plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP.  We filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted.  On August 3, 2018 the Court granted our Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint on or before October 5, 2018. On October 3, 2018, Plaintiffs filed a motion for pre-Complaint discovery.  Although we believe the motion lacks merit, because of the inherent uncertainties of litigation, we can provide no assurance of a favorable outcome.

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

Item 6. Exhibits.

4.1

Registration Rights Agreement, dated as of July 20, 2017, by and among PetIQ, Inc. and certain investors set forth therein (incorporated by reference to the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 9, 2018).

4.2

Registration Rights Agreement, dated as of January 17, 2018, by and between PetIQ, Inc. and VIP Petcare Holdings, Inc. (incorporated by reference to the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 9, 2018).

10.1+

Employment and Non-Competition Agreement, dated September 17, 2018, between PetIQ, Inc. and Susan Sholtis (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 20, 2018).

10.2*+	Form of Nonqualified Option Award Agreement pursuant to the PetIQ, Inc. 2017 Omnibus Incentive Plan

10.3*+	Form of Restricted Stock Unit Agreement pursuant to the PetIQ, Inc. 2017 Omnibus Incentive Plan

10.4*+	Form of Director Restricted Stock Unit Agreement pursuant to the PetIQ, Inc. 2017 Omnibus Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

November 14, 2018	/s/ John Newland
John Newland
Chief Financial Officer