Form 10-K
period 2018-12-31
PetIQ, Inc.
filed 2019-03-12
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended December 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:

PetIQ, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35‑2554312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 S. Bridgeway Place	83616
Eagle, Idaho	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☐

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $299.7 million.   Shares of Class A common stock held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of  March 11, 2019, we had 21,975,725 shares of Class A common stock and 6,207,792 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Selected portions of the proxy statement for the registrant’s 2019 annual meeting of stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

Unless the context requires otherwise, references to ‘‘PetIQ, Inc.,’’ ‘‘PetIQ,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refer collectively to PetIQ, Inc. and its consolidated subsidiaries, including PetIQ Holdings, LLC, a Delaware limited liability company, which we refer to as “HoldCo”.

Item 1 - Business

Business Overview

PetIQ is a rapidly growing provider of veterinarian services and veterinarian-grade pet products, including prescription (“Rx”) medications, over-the-counter (“OTC”) flea and tick preventatives and health and wellness products for dogs and cats. We pioneered and are the leading seller to the retail channel of pet products that were previously available for purchase primarily from veterinary clinics. We enable our customers to offer pet owners choice, affordability and convenience in connection with products from leading national brands as well as our proprietary value-branded alternatives. Consumer behavior supports our continuing growth: pet owners are increasingly making purchases  from the channels we serve. In addition, pet owners are shifting their retail purchases from non-veterinarian-grade products, previously the only products available in the retail channel, to the premium veterinarian-grade products that we sell. We believe we are well positioned to capitalize on these changes in consumer behavior because of our strong category position, broad product portfolio, value proposition and solid customer relationships. The end markets we serve are large and growing.

On January 17, 2018, we acquired Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP,” and such acquisition, the “VIP Acquisition”).  VIP provides a comprehensive suite of services at community clinics and wellness centers hosted at pet retailers across 39 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. VIP’s veterinary services and products align with PetIQ’s corporate strategy and mission to improve pet health by providing consumers convenient access and affordable choices to a broad portfolio of pet health and wellness solutions. In 2018,  we saw more than one million pets through our network of community clinics and wellness centers. Since the VIP Acquisition, we have opened 25 new wellness centers within retail partners. Following the VIP Acquisition, we have two segments: (i) Products and (ii) Services. Today, we serve more than 40 retail partners representing more than 60,000 locations through our Products and Services segments.

In October 2018, we completed the strategic acquisition of HBH Enterprises LLC (“HBH” and such acquisition the “HBH Acquisition”), a developer and manufacturer of specialty pet treats and supplements. Through HBH, we manufacture and distribute more than 230 SKUs of proprietary wellness products for dogs and cats, mainly under our VetIQ, Betsy Farms and Delightibles product lines.

Our product portfolio spans a wide range of veterinarian-grade Rx medications and leading OTC medications as well as other health and wellness products. We offer our customers a comprehensive category management solution and sell products under multiple brands to address channel-specific requirements.

We rapidly develop, manufacture and introduce innovative new products to retailers and consumers. Our current product portfolio and pipeline of future products have been developed through a combination of in-house specialists and animal health research and development experts. In addition, we specialize in market analysis, product development, packaging, marketing, industry licensing and managing both the Environmental Protection Agency (“EPA”) and the Food and Drug Administration (“FDA”) regulated products. These internal and external resources enable us to expand our portfolio of proprietary value-branded products and develop next-generation versions of our existing products. We believe that our retail expertise and position in the marketplace makes us an attractive partner for scientists and entrepreneurs developing new products in the pet health and wellness field. A combination of our internal expertise and strategic relationships has produced several of our top selling products and generic brands, including VetIQ, PetAction Plus, Advecta, PetLock Plus and TruProfen.

Our Industry

Attractive Pet Industry Trends. In 2018, approximately 53.5% of total U.S. households owned a dog or a cat, compared to 50% of total U.S. households in 2008, according to Packaged Facts. Demographic trends in pet ownership and changing attitudes toward pets support our continuing growth, through the following:

∎

Pet Humanization: According to Packaged Facts, in the United States, an estimated 90% of dog owners and 86% of cat owners view their pets as family members.  In addition, in 2018 93% of dog owners and 91% of cat owners agree that they pets have had a positive impact on their mental health and 92% of dog owners and 85% of cat owners stated that their pets had a positive impact on their physical health. With pets increasingly viewed as companions, friends and family members, pet owners behave like “pet parents” with a strong inclination for spending disposable income to meet all of their pets’ needs during all economic cycles. Pets have become a financial priority.

∎

Increasing Consumer Focus on Pet Health and Wellness: Consumers are exhibiting greater interest in improved health for their pets and, as a result, are increasing their spending on veterinary care as well as purchases of the most effective veterinarian-grade pet products and supplies. Pet owners of all demographic and income levels aspire to purchase leading veterinarian-grade treatments. Packaged Facts also found in an August 2018 survey that 48% of dogs and 43% of cat owners have a pet that is 7 years old or older.

∎

Increasing Pet Age and Incidents of Pet Disease: Pets are living longer and, as a result, have increasing medical needs. Packaged Facts reported that, in 2017, 56% of dogs and 60% of cats are overweight, and in 2017, Packaged Facts reported that approximately 75% of older dogs have heart disease.

∎

Increasing Market Size and Consumer Spending: Pet spending in the United States has steadily increased every year since 1994, with Americans spending approximately $90.1 billion on their pets in 2018. According to Packaged Facts, the total U.S. pet market is expected to reach $109.7 billion in 2023, representing a CAGR of 4.0% from 2017 to 2023.

Strong Growth in Pet Products. According to Packaged Facts, Americans spent $90.1 billion on pet products and services in 2018, about triple their 2001 spending of $28.5 billion. U.S. sales of pet medications for dogs and cats have grown from $5.8 billion in 2011 to an estimated $8.6 billion in 2017 and are estimated to reach $10.5 billion by 2020, according to Packaged Facts. Additionally, our innovative pet treats compete in the U.S. dog and cat treat market, which has grown every year since 2012. According to Packaged Facts, the U.S. dog and cat treat market has grown to an estimated $6.4 billion in 2017 and is estimated to reach $8.0 billion of retail sales by 2021, representing a CAGR of 6% between 2017 and 2021.

Growth of Pet Medication Purchases from Retail Channel. We believe the market for pet medication and health and wellness products in the retail channel is likely to outpace growth in the broader pet industry. The pet owner has increasingly purchased veterinarian grade pet products from the retail channel as the estimated mass market share of the U.S. pet medication industry increased from 12% in 2011 to 20% in 2017. We believe that migration will continue in the future as more consumers take advantage of the convenience of their local retail store, become aware of the significant cost savings that retail channels can deliver, and our product penetration at retail increases. Additionally, there is a significant segment of pet owners who have not sought pet health care for a variety of reasons. Our affordable high-quality products will help unlock demand and provide customers the leading treatments they want at prices they can afford. In addition, we believe our acquisition of VIP makes us uniquely positioned to provide veterinarian services within the retail channel, and continue to benefit from this channel expansion.

Our Business Strategy

There are significant opportunities to grow our brand awareness, increase our net sales and profitability and deliver shareholder value by executing on the following initiatives:

Grow Consumer Awareness of Our Products in the Retail Channel. We are an established category creator in the pet health and wellness and medication market with strong penetration of the retail channel and high awareness among retailers. With our broad retail network that includes the top U.S. retailers, we are increasingly focused on providing these retailers with excellent value and on building consumer awareness and converting more pet owners to use products we distribute. As retailers continue to see the value our proprietary products bring to their bottom line and in helping them compete with other OTC channels, and as pet owners learn that our proprietary value-branded products offer the same active ingredients as leading brands at lower prices, we believe our share of the overall pet Rx and OTC medications and health and wellness products market will continue to grow.

Increase Volume of Products with Existing Retailers. We conduct business with the majority of leading U.S. retailers with our core product offerings. We believe our net sales will continue to grow as we expand the number of products we have available for sale at each retailer. We also plan to creatively expand SKU placement within existing accounts through our in-house merchandising capabilities. Additionally, we believe we are positioned to expand our presence within leading retailers as a result of the growth of our Services segment.

Provide Veterinarian Services in Conjunction with our Retail Partners. Through our Services segment, we now participate in the veterinary services industry, which is expected to grow from $28.5 billion in 2018 to $36.8 billion in 2023 according to Packaged Facts, representing a CAGR of 5.3%. We provide a comprehensive suite of services at 3,400 community clinic locations and wellness centers hosted at retailers across 39 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. We believe we have the ability to expand those offerings within our existing retail footprint, which will provide an additional earnings stream, as well as drive pet parent traffic to our retail partners for the purchase of pet medication and health and wellness products, thereby expanding the sales of our product offerings through our retail partners. In addition, we have opened 20 VetIQ veterinary services clinics within retail partners in 2018 and we expect to open 1,000 wellness centers by 2023. We believe that our wellness centers will help us address the $10.0 billion underserved veterinary market in 2018, consisting of $7.4 billion of services according to L.E.K. Consulting and $2.6 billion in related product revenue generated from such services based on management estimates.

Employees

As of December 31, 2018, we had 1,452 employees. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

We additionally regularly contract with veterinarians to staff our community clinics and wellness centers.  As of December 31, 2018, we utilized approximately 1,800 contract veterinarians.

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

Our Products

Through our Products segment, we are a manufacturer and distributor of pet medication and health and wellness products to the retail channel. We focus our product offerings on innovative, proprietary value-branded products, and leading third-

party branded products for dogs and cats, including pet Rx medications, OTC medications, and wellness products. We offer and supply these products to customers primarily in the United States.

Rx Medications

Our Rx pet medications include heartworm preventatives, arthritis, thyroid, diabetes and pain treatments, antibiotics and other specialty medications, all of which require a prescription from a veterinarian. We co-develop and manufacture our own proprietary value-branded products and distribute well-known leading third-party branded medications.

Our proprietary value-branded Rx medications allow consumers to care for their pets with the same quality of branded medications at a lower cost. Currently, we manufacture Heart Shield Plus, our proprietary value-branded version of Heartgard® Plus, which prevents heartworm infection in dogs. We also manufacture TruProfen, our proprietary value-branded version of Rimadyl®, which treats arthritis in dogs. We plan to develop, and bring to retail customers, proprietary value-branded versions of other popular pet Rx medications currently available only in branded versions at premium prices.

We also sell to retailers more than 340 SKUs of the most popular pet Rx medications, in multiple formats, that previously had been available primarily through the veterinarian channel. These retailers then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx medications that we distribute include Rimadyl®, Heartgard® Plus and Vetmedin®.

OTC Medications and Supplies

The OTC medications we sell are primarily comprised of flea and tick control products, which are available in multiple forms that consumers choose between, such as spot on (topical) treatments, chewables, and collars.

We sell to the retail channel more than 400 SKUs of the most popular leading OTC-branded and value-branded medications consisting primarily of flea and tick control medications. We source OTC medications directly from manufacturers or through licensed distributors.

Health and Wellness Products

Our health and wellness products include specialty treats and other pet products such as dental treats and nutritional supplements (including hip and joint, vitamins and skin and coat products). With the completion of the HBH Acquisition during 2018, we have expanded our manufacturing capabilities.  We manufacture and distribute more than 230 SKUs of proprietary wellness products for dogs and cats, mainly under our VetIQ, Betsy Farms and Delightibles product lines.

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

In addition, we have harnessed our position to emerge as an attractive partner for outside research and development researchers and entrepreneurs developing new products and technologies in the strategic pet health and wellness field. We believe these scientists and entrepreneurs seek out our partnership on innovative products given our experience in proprietary value-branded manufacturing and relationships with key retail channel contacts. Our process of assessing partnerships with any outside research and development opportunity includes performing our own internal research and development review, testing and quality control procedures.

Channels

Traditional industry sales channels for pet Rx medications, OTC medications, and other health and wellness products include sales through the veterinarian, retail and e-commerce channels, depending primarily on the product involved.

Historically, pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail outlets, which offer consumers access to these products at lower prices and in more convenient locations. Our retail channel sales are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Walmart, Target and Kroger); (ii) club stores (e.g., Sam’s Club, Costco Wholesale and BJ’s Wholesale Club); (iii) pet specialty stores (e.g., PetSmart, Petco and independent pet stores); (iv) e-commerce; and (v) independent pharmacies. E-commerce grew by over 402% in 2018 when compared to 2017.  The Company will continue to grow its e-commerce business in line with total market growth in this channel by supporting its retail partners’ channel strategies and partnering with leading online retailers.

We believe we are a key participant in the sales growth of pet medication products to the retail channel.

Customers

Approximately 99% and 98% of 2018 and 2017 net sales, respectively, were generated from customers located in the United States and Canada, with the remainder from foreign locations during each period. Our customers are primarily national superstore chains and national pet superstore chains, such as Walmart, Sam’s Club, Costco, PetSmart, Petco, Kroger, Target, and BJ’s Wholesale Club. We supply each of these customers on a national basis. Our largest retail customers are Walmart and Sam’s Club, which represented 18% and 6%, respectively of our net sales in 2018 and 30% and 16%, respectively, of our net sales in 2017. In addition, Anda Inc. (“Anda”), which distributes our products to pharmacies, accounted for 10% of our net sales in 2018, and 15% in 2017. Anda only purchases products that are actively being sold through to retailers.  No other customer accounted for more than 10% of our net sales in 2018 or 2017.

At each of our top customers, we sell to several individual departments represented by different buying groups, such as pharmacy, treats and pet supplies.

Additionally, we develop strong and lasting relationships with our pharmacy customers by promoting our product breadth and expertise, superb customer care and support. Pharmacy customers have a higher barrier to entry than other retail customers as they are a highly regulated segment of the retail channel. We believe that, because of such regulation, our pharmacy customers appreciate our focus on integrating our systems with theirs, including interfacing delivery schedules and traceability, which is a key requirement for any major pharmacy retailer. In addition, we try to continually strengthen our pharmacy relationships by providing a variety of value-added services to the pharmacies. These services may include computer programs, training opportunities and web-based customer support.

Finally, we believe that maintaining our level of customer care is critical in retaining and expanding our relationships with our key customers. Our in-house customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge, computer usage and customer service tips. Our customer care representatives promptly respond to customer inquiries related to products, order status, prices and shipping. We believe that our customer care representatives are a valuable source of feedback regarding customer satisfaction.

Supply Chain

Proprietary Value-Branded Products

None of our suppliers for our proprietary value-branded products are individually significant. We believe there is ample available capacity, including of active pharmaceutical ingredients (“API”), for our value-added products, including at contract manufacturing organizations around the world. Our proprietary value-branded products are currently manufactured by us at our facilities in Daytona Beach, Florida and Springville, Utah and through a network of manufacturing facilities owned and operated by contract manufacturing partners across the United States and in Europe. We expect that the combined capacities of our facilities and those of our contract manufacturing partners will meet our forecasted needs for our proprietary value-branded products for the foreseeable future.

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

Marketing and Advertising

Our marketing strategy largely focuses on building awareness and educating pet owners about our various brands and products. To accomplish this goal, we use a combination of television, digital marketing (e.g. digital coupons, display ads, pay per click, email), social media marketing and in-store displays and promotions. Our marketing message highlights the quality and cost-savings our products offer customers such as our proprietary, value-branded flea and tick products that contain the same active ingredients as leading brands at lower prices.

Competition

The pet medication and health and wellness industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, quality, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Bayer AG, Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Meridian Animal Health, Nestlé S.A. (“Nestlè”), Perrigo Company plc, Promika LLC, Tevra Brands, and The J.M. Smucker Company (“Smucker”), most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

Our retail customers compete with online retailers and veterinarians for the sale of Rx and OTC pet medications and other health and wellness products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products during a veterinarian visit. In order to effectively compete with veterinarians, we and retail partners must continue to price competitively and to educate pet owners about the product availability, service and savings offered by purchasing pet medications and other health products in their retail stores.

Within our Services segment, we compete directly with veterinarians. Our primary competitors for our veterinary clinics in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies such as Banfield Pet Hospitals, VCA Animal Hospitals, or Petco are developing or have developed networks of veterinary clinics in markets in which we currently operate.

Our Trademarks and Other Intellectual Property

We believe that our intellectual property is valuable and has contributed to the success of our business. Our primary trademarks include “PetIQ,” “VetIQ,” “Advecta,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera,” and “Delightibles” all of which are registered with the U.S. Patent and Trademark Office. We also have numerous other trademark registrations and pending applications, in the U.S., Canada and Europe, for product names that are central to our branding. Our trademarks are assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.vetiq.com, www.advecta.com, www.delightibles.com and www.mintiestreats.com, that are important to the successful implementation of our marketing and advertising strategy. We also have patents and pending patent applications for products, formulas and packaging that we consider important to our business. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

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

Our Corporate Information

PetIQ, Inc., a Delaware corporation, was incorporated in February 2016 for the purpose of completing our IPO and has had no business activities or transactions prior to July 20, 2017. PetIQ is a holding company and the sole managing member of  HoldCo, a Delaware limited liability company, founded in 2012. HoldCo is the sole member of PetIQ, LLC (“Opco”), an Idaho limited liability company and our predecessor for financial reporting purposes, and has no operations and no assets other than the equity interests of Opco. We are incorporated in Delaware and currently exist as a Delaware corporation.  Our principal executive offices are located at 923 S. Bridgeway Place, Eagle, Idaho 83616.  Our telephone number is 208-939-8900. The address of our corporate website is www.petiq.com, and our investor relations website is located at http://ir.petiq.com.  The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

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

Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required annually, or as facts and circumstances exist, to test goodwill and other intangible assets to determine if  impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in 2018, 2017 and 2016; however, we cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.

We are dependent on a relatively limited number of customers for a significant portion of our net sales.

Our two largest retail customers, Walmart and Sam’s Club, accounted for 18%  and 6% of our net sales in 2018, 30% and 16% of our net sales in 2017, and 33%  and 21% of our net sales in 2016, respectively. No other retail customer has accounted for 10% or more of our net sales for these periods. In addition, Anda, which distributes our products to pharmacies, accounted for 10% of our net sales in 2018 and 2017 and 15% of our net sales in 2016. If we were to lose any of our key customers, if any of our key customers reduce the amount of their orders or if any of our key customers consolidate, reduce their store footprint and/or gain greater market power, our business, financial condition and results of operations may be materially adversely affected. We may be similarly adversely impacted if any of our key customers experience any financial or operational difficulties or generate less traffic.

In addition, we generally do not enter into long-term contracts with our retail customers. As a result, we rely on consumers’ continuing demand for our products and our position in the market for all purchase orders. Our customers are sophisticated and have the ability to replace our proprietary value brands with various other supply options if we do not compete aggressively for their business. If our retail customers change their pricing, margin expectations or business terms (including through the imposition of warehouse and other fees), change their business strategies as a result of industry consolidation or otherwise, reduce the number of brands or product lines they carry, decrease their advertising or promotional efforts for, or the amount of shelf space they allocate to, our products or allocate greater shelf space to other products, our net sales could decrease and our business, financial condition and results of operations may be materially adversely affected.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy, including introducing products and expanding into new markets, attracting new consumers to our brand and sub-brands, improving placement of our products in the stores of our retail customers, and expanding our distribution and online sales through our retail partners. In addition, our growth strategy includes expanding and increasing profitability of our veterinary mobile clinics and wellness centers. Our ability to implement this growth strategy depends, among other things, on our ability to:

∎	develop new proprietary value-branded products and product line extensions that appeal to consumers;

∎	continue to effectively compete in our industry;

∎	increase our brand and sub-brand recognition by effectively implementing our marketing strategy and advertising initiatives;

∎	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;

∎	expand and maintain brand and sub-brand loyalty;

∎	secure shelf space and wellness center space in the stores of our retail customers;
∎	increase profitability of our mobile clinics or wellness centers; and

∎	enter into distribution and other strategic arrangements with traditional retailers and other potential distributors of our products.

We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

We may be unsuccessful in opening new retail wellness centers, which could adversely affect our growth

One of the key means to achieving our growth strategy is through opening new retail clinics, both wellness centers and mobile clinics, and operating those on a profitable basis. Since the VIP Acquisition, we have opened 25 new wellness centers within retail partners and we plan to open an additional 80 wellness centers in 2019. Our ability to open new retail clinics is dependent upon a number of factors, many of which are beyond our control, including our ability to:

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

There is no guarantee that a sufficient number of suitable sites or hosts will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new wellness centers, or if openings are significantly delayed, our earnings or revenue growth and our business could be materially and adversely affected, as we expect a portion of our growth to come from new locations.

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating history. The challenges of entering new markets include (i) difficulties in hiring experienced personnel, (ii) lack of familiarity with local real estate markets and demographics, (iii) lack of consumer familiarity with our brand, and (iv) competitive and economic conditions, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. In addition, wellness centers that we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, and may have higher construction, occupancy, and operating costs, than wellness centers that we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new wellness centers.

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

We currently purchase our distributed Rx and OTC medications from manufacturers and licensed distributors. We do not have a guaranteed supply of medications at pre-established prices for the majority of our products.

We currently do not manufacture the vast majority of our branded products that we distribute and we are depending on certain manufacturers and licensed distributors for our supply of products.  We cannot guarantee that we will be able to purchase an adequate supply of Rx and OTC medications from manufacturers and licensed distributors to meet our customers’ demands, or that we will be able to purchase these medications at competitive prices. As these medications represent a significant portion of our net sales, our failure to fill customer orders for these medications could adversely impact our net sales. If we are forced to pay higher prices for these medications to ensure an adequate supply, we cannot guarantee that we will be able to pass along to our customers any increases in the prices we pay for these medications.  Manufacturers may also decide to compete further with us by pursuing or increasing their efforts in direct marketing and sales of their products.  These manufacturers can sell their products at lower prices and maintain a higher gross margin on their product sales than we can.  In this event, retailers may elect to purchase Rx and OTC medications directly from those manufacturers.  Additionally, in the event that the manufacturers of these Rx and OTC medications take action to prohibit our licensed distributors from selling such medications to us entirely, or dictate the pricing at which our licensed distributors sell such medications to us or that our retail customers sell such medications to end consumers, our financial condition and results of operations could be materially and adversely affected.

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

We compete directly with veterinarians for the sale of pet medications and other health and wellness products. Veterinarians hold a competitive advantage over us because many pet owners may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. In addition, we now operate veterinary clinics and manage a significant number of veterinarians, both as employees and as independent contractors, and now compete directly with the veterinarians for the provision of veterinarian services.  In order to effectively compete with veterinarians in the future, we may be required to incur additional costs for marketing, promotions and other incentives, which may result in lower operating margins and adversely affect the results of operations.

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

The growth of our business depends primarily on the continued shift from consumers purchasing pet health and wellness products from veterinarians to purchasing such products through traditional retail channels, growth of the pet health and wellness products market and popularity of pet ownership, transitions from traditional veterinarians to mobile clinics and wellness centers, as well as on general economic conditions. These trends may not continue or may change. In the event of a decline in consumers purchasing pet health and wellness products through traditional retail channels, a change in pet health and wellness trends or a decrease in the overall number of pets, or during challenging economic times, we may be unable to persuade our retail customers and consumers to purchase our products, and our business, financial condition and results of operations may be materially adversely affected and our growth rate may slow or stop.

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

Due to the competitive nature of our industry, we must effectively and efficiently promote and market our products through television, internet and print advertisements as well as through trade promotions and incentives to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our customers, competitors and other companies that manufacture and/or distribute pet health and wellness products. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in industry marketing strategies, our business, financial condition and results of operations may be adversely affected.

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

Our success depends in part on our ability to protect our intellectual property rights. Our trademarks such as “PetIQ,” “VetIQ,” “Advecta,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera,” and “Delightibles” and others are assets that support our brand, sub-brands and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and/or processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property rights and trade secrets in foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

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

We incurred net losses of $3.4 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $22.3 million, including the operations of HoldCo prior to our IPO. We expect to continue to incur significant product commercialization and regulatory, sales and marketing and other expenses. In addition, our general and administrative expenses increased following our IPO due to the additional costs associated with being a public company, as well as the acquisition of VIP adding G&A to support services. The net income we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to sustain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. Our failure to maintain profitability could negatively impact the value of our Class A common stock.

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

Risks Related to Ownership of Our Class A Common Stock

Certain stockholders, individually or in the aggregate, have significant influence over us and their respective interests may conflict with yours in the future.

As of December 31, 2018, Eos, Labore and VIP, beneficially owned approximately 16%,  0%, and 0.4%, respectively, of our outstanding Class A common stock, approximately 0%, 27% and 37%, respectively, of our outstanding Class B common stock and approximately 12%, 6% and 9%, respectively, of the total voting power. As a result, our equity sponsors have, individually or in the aggregate, the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

In the ordinary course of their business activities, any one of our equity sponsors and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our equity sponsors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Each of our equity sponsors also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, any one of our equity sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

The Holders of our Class B common stock own LLC Interests in HoldCo, and have the right to redeem their interests in HoldCo for shares of Class A common stock or cash, which could dilute our Class A stockholders.

At December 31, 2018 we had an aggregate of 6,546,788 shares of Class A common stock issuable, at our election, upon redemption of HoldCo LLC Interests by holders of our Class B common stock. Pursuant to the HoldCo LLC Agreement, and subject to certain restrictions set forth therein, the holders of our Class B common stock are entitled to have their LLC Interests redeemed from time to time at each of their options, at our election for Class A shares of common stock or cash. The holders of our Class B common stock may exercise their redemption rights for as long as their common units remain outstanding. We also have entered into  Registration Rights Agreements pursuant to which the shares of Class A common stock issued upon such redemption will be eligible for resale, subject to certain limitations set forth therein.

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

The trading price of our Class A common stock is highly volatile. The trading price of our Class A common stock has fluctuated significantly since our IPO.

This volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments and adverse publicity about our industry in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new product launches;
•	the timing and extent of customer inventory management decisions;
•	our ability to procure product in a cost effective manner;
•	expansion to new customers or product catagories;
•	seasonality of services;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to use of pet products outside the veterinary channel; and
•	taxes

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our flea and tick business is most significant in the second and third quarters.  Adverse weather conditions may also affect customer traffic to our customers or our ability to meet customer delivery requiments.

Item 1B. Unresolved Staff Comments

None.

Item 2 -  Properties

The following table sets forth the location, size, use and lease expiration date of our key properties as of December 31, 2018.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2019
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2024
Eagle, Idaho	14,000 square feet	Corporate Headquarters	Owned
Various retail	18,000 square feet	Veterinary clinics	Varies 2023
Windsor, California	20,000 square feet	Services Headquarters	January 4, 2021
Various commercial	130,000 square feet	Regional Offices	Various

We are obligated under non-cancelable leases for our facilities.  Our leases have varying terms, typically with three to five year renewal options.

We believe that our current properties are adequate for our intended purposes and represent sufficient capacity for our near term plans.

Item 3 – Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation described below, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

In April 2018, Med Vets, Inc. and Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. The Plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP. We filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted. On August 3, 2018 the Court granted our Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint. The Plaintiffs’ filed an Amended Complaint on December 13, 2018 and we subsequently filed a motion to Dismiss the Amended Complaint.  That Motion has been fully briefed and is ready for decision. Although we believe the complaint lacks merit, because of the inherent uncertainties of litigation, we can provide no assurance of a favorable outcome.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at December 31, 2018, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 11, 2019, there were approximately 11 holders of record of our Class A common stock and 30 holders of record of our Class B common stock.  The holders of our Class B common stock also hold LLC interests in Holdco.  There is no public market for these shares.  A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from July 26, 2017 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2018. Although our common stock was initially listed at $16.00 per share on the date our common stock was first listed on the NASDAQ, July 26, 2017, the $16.00 price is not reflected in the graph. Instead, the figures represented below assume an investment of $100 in our common stock at the closing price of $23.64 on July 26, 2017 and in the NASDAQ Composite and the Russell 2000 on July 26, 2017. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	PetIQ	NASDAQ Composite	Russell 2000
July 26, 2017	$100.00	$100.00	$100.00
December 31, 2017	92.39	107.48	106.46
June 30, 2018	113.62	116.93	113.92
December 31, 2018	$99.28	$103.31	$93.50

Item 6 – Selected Financial Data –

	Fiscal Year Ended December 31,
$'s in 000's, except for per share amounts	2018	2017	2016
Statements of Operations Data:
Net sales	$528,614	$266,687	$200,162
Gross profit	83,288	51,194	32,547
Operating income	7,748	13,289	702
Interest expense	(8,022)	(1,563)	(3,058)
Loss on extinguishment of debt	—	—	(1,681)
Pretax net (loss) income	(574)	11,787	(3,395)
Provision for income taxes	661	(3,970)	—
Net income (loss)	$87	$7,817	$(3,395)
Net income (loss) attributable to non-controlling interests	869	11,310	(3,395)
Net loss attributable to PetIQ Inc.	$(782)	$(3,493)	$—

Basic loss per common share(1)	$(0.05)	$(0.26)	$—
Diluted loss per common share(1)	$(0.05)	$(0.26)	$—
Basic weighted average shares(1)	17,215,978	13,222,583	—
Diluted weighted average shares(1)	17,215,978	13,222,583	—

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$66,360	$37,896	$767
Working capital	143,525	90,684	43,462
Property, plant, and equipment, net	27,335	15,000	13,044
Total assets	495,434	140,845	81,330
Total debt, including current maturities	111,988	19,298	29,466
Stockholders'/Members equity	320,977	104,844	40,982

Other Data:
Depreciation and amortization	11,867	3,400	2,982
Capital expenditures	(7,178)	(4,131)	(2,041)

(1)	Number of shares out standing and earnings per share prior to our IPO on July 26, 2017 are not reported, see Note 7 in the accompanying consolidated financial statements.

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

Our Business

Overview

PetIQ is a rapidly growing pet health and wellness company providing convenient access and affordable choices to a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. Through our retail relationships, we encourage pet owners to regularly visit their veterinarian and educate them about the importance of veterinarian-grade products.  During the year ended December 31, 2018, we completed the acquisitions of VIP Petcare and HBH.  Through VIP, we provide veterinary services to pet owners in over 39 states, including 34 wellness centers, of which 25 have opened since the acquisition. With the HBH Acquisition, the Company enhanced manufacturing capabilities and capacity.

Our sales occur predominantly in the U.S. and Canada. Approximately 99% and 98% of our year ended December 31, 2018 and 2017 net sales, respectively, were generated from customers located in the United States and Canada (“Domestic”), with the remaining sales generated from other foreign locations. Following the VIP Acquisition, we have two reporting segments: (i) Products; and (ii) Services. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.  In our judgment, because our operations in the U.S. and Canada comprise 98% of our net sales, it is appropriate to view our operations as a whole, which is the approach maintained throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Components of our Results of Operations

Net Sales

Our product net sales consist of our total sales net of product returns, allowances (discounts), trade promotions and incentives. We offer a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in‑store displays. We  recognize revenue when control transfer to our customers, in accordance with the terms of our contracts, which generally occurs upon shipment of product, most contracts contain variable consideration, which is estimated at the time of sale and updated at each period end. Trade promotions are used to increase our aggregate net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

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

Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven by whether we source the product direct from the manufacturer or a licensed distributor and the extent of value-added products and services we render with the distributed product. Gross profit in the services segment is driven by the number of pets that seek services in the individual clinics due to the relatively fixed cost nature of providing the clinic.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. General and administrative expenses as a percentage of net sales have decreased to 13.7% in 2018 from14.2% in 2017. In the future, we expect our general and administrative expenses to grow at a slower rate than our net sales growth as we leverage our past investments. We had no material litigation-related expenses in 2018 or 2017, however we did incur significant expenses related to our 2017 IPO and 2018 acquisitions.  Litigation resulted in legal expenses of $3.3 million in 2016.

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

Contingent Note revaluations

The Company entered into two contingent notes associated with the VIP Acquisition.  The notes become earned based on consolidated company EBITDA as discussed in the accompanying financial statements, and are revalued each period through earnings.  During 2018, the Company revalued the 2018 contingent note to $7.5 million as agreed to with the sellers, as well as updated the valuation related to the 2019 contingent note, resulting in a $3.3 million loss.

Net Income (Loss)

Our net income (loss) for future periods will be affected by the various factors described above. In addition, our historical results prior to the IPO benefit from insignificant income taxes due to Opco’s status as a pass-through entity for U.S. federal income tax purposes, and we anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes.  Additionally, in December 2017, the United States enacted tax law changes, which impacted our tax position for 2018 and 2017.

Non-Controlling Interest

For the period from July 20, 2017 through December 31, 2017, and the year ended December 31, 2018, PetIQ, Inc. consolidated the financial position and results of operations of HoldCo. Our Continuing LLC Owners hold their equity investment in us primarily through LLC Interests in the Company’s subsidiary, HoldCo, and an equal number of shares of the Company’s Class B common stock. Our Class B Stock has voting, but no economic rights.  Each LLC Interest, together with a share of Class B Stock held by the Continuing LLC , is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company is the managing member of HoldCo and owns a majority of the LLC Interests, and consolidates HoldCo in the Company’s Consolidated Financial Statements. The interest of the Continuing LLC Owners in HoldCo is reflected in our Consolidated Financial Statements as a non-controlling interest.

For the periods prior to July 20, 2017, the Company consolidated the financial position and results of operations of HoldCo.  The portion of HoldCo not owned by the Company is reported in our Consolidated Statements of Operations as non-

controlling interest.  The non-controlling interest presented in the accompanying Consoldiated Balance Sheets is included within members equity.

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

				% of Net Sales
$'s in 000's	2018	2017	2016	2018	2017	2016
Product sales	$450,229	$266,687	$200,162	85.2%	100.0%	100.0%
Service revenue	78,385	—	—	14.8%	-%	—%
Total sales	528,614	266,687	200,162	100.0%	100.0%	100.0%
Cost of products sold	383,501	215,493	167,615	72.5%	80.8%	83.7%
Cost of services	61,825	—	—	11.7%	—%	—%
Total cost of sales	445,326	215,493	167,615	84.2%	80.8%	83.7%
Gross profit	83,288	51,194	32,547	15.8%	19.2%	16.3%
General and administrative expenses	72,260	37,905	31,845	13.7%	14.2%	15.9%
Contingent note revaluation	3,280	—	—	0.6%	—%	—%
Operating income	7,748	13,289	702	1.5%	5.0%	0.4%
Interest expense	(8,022)	(1,563)	(3,058)	(1.5)%	(0.6)%	(1.5)%
Foreign currency gain/(loss), net	45	(140)	(24)	0.0%	(0.1)%	(0.0)%
Loss on debt extinguishment	—	—	(1,681)	—%	—%	(0.8)%
Other (expense) income, net	(345)	201	666	(0.1)%	0.1%	—%
Total other expense, net	(8,322)	(1,502)	(4,097)	(1.6)%	(0.6)%	(2.0)%
Pretax net income (loss)	(574)	11,787	(3,395)	(0.1)%	4.4%	(1.7)%
(Provision) benefit from income taxes	661	(3,970)	—	0.1%	(1.5)%	—%
Net income (loss)	$87	$7,817	$(3,395)	0.0%	2.9%	(1.7)%

Year ended December 31, 2018 Compared With Year ended December 31, 2017

Net sales

Net sales increased $261.9 million or 98%, to $528.6 million for the year ended December 31, 2018, compared to $266.7 million for the year ended December 31, 2017.  The growth is attributed to $183.5 million in additional product sales, which is a result of expansion of items sold to continuing customers, addition of new items, and addition of new customers.  Additionally the $78.4 million of service revenue is new in the current year as a result of the VIP Acquisition.

Gross profit

Gross profit increased by $32.1 million, or 63%, to $83.3 million for the year ended December 31, 2018, compared to $51.2 million for the year ended December 31, 2017.  This increase is due to the significant sales growth as well as higher gross margin in the services segment, offset by a significant portion of the product sales growth occurring in lower margin items.  Gross margin decreased to 15.8% for the year ended December 31, 2018, from 19.2% for the year ended December 31, 2017.

General and administrative expenses

General and administrative expenses increased by $34.4 million or 91% to $72.3 million for the year ended December 31, 2018 compared to $37.9 million for the year ended December 31, 2017. The increase reflects:

•	increased merchandising expenses related to more products and customers;

•

increased compensation expense to support overall growth, the addition of our stock based compensation plan and related grants, as well as improved operations and the larger company requiring increased incentive compensation accruals;

•	Acquisition related expenses consisting primarily of legal, diligence and consulting fees.
•	the addition of the VIP corporate overhead that oversees the Services segment,
•	Increased amortization of $4.2 million on acquired intangible assets;
•	Increased legal, accounting, and related costs as part of being a public company

As a percentage of sales, general and administrative expenses decreased from 14.2% in 2017 to 13.7% in 2018, which is caused by increases in net sales exceeding general and administrative expense growth due to the fixed nature of a portion of the general and administrative expenses.

Interest expense, net

Interest expense, net increased $6.4 million, to $8.0 million for the year ended December 31, 2018, compared to $1.6 million for the year ended December 31, 2017. This increase was driven by the new debt agreements, entered into in January of 2018 as part of the VIP Acquisition, which increased amounts borrowed substantially, as well as significant use of our revolver to finance higher working capital to support the sales growth.  Offset slightly by the proceeds of our public offering in October, which allowed for reduced use of the revolver as well as generated interest income from deposits.

Pre-tax net income (loss)

As a result of the factors above, pre-tax net income decreased $12.4 million to a pre tax net loss of $0.6 million for the year ended December 31, 2018 compared to a pre-tax net income of $11.8 million for the year ended December 31, 2017.

Tax expense

As a result of continued exchanges by Continuing LLC Owners of LLC Interests and Class B common shares, offset by the use of LLC Interests as consideration in business combinations the Company now owns approximate 77% of Holdco with the LLC Interests not held by the Company considered non-controlling interest. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Income tax benefit totaled 115.2% of pretax earnings in 2018. Our tax rate is affected by the lower pre-tax income in the current year, recurring items, such as the portion of income and expense allocated to the noncontrolling interest, and tax rates in foreign jurisdictions relative to the amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current year, we finalized our accounting for the Tax Act resulting in an immaterial adjustment tax expense.

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

Net sales

Net sales increased $66.5 million, or 33.2%, to $266.7 million for the year ended December 31, 2017, compared to $200.2 million for the year ended December 31, 2016. This growth is attributed to expansion of items sold to continuing customers, addition of new items, addition of new customers, and growth in the overall pet market.

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

General and administrative expenses

General and administrative expenses were $37.9 million for the year ended 2017, up $6.1 million from $31.8 million for the year ended 2016. The increase reflects:

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

As a percentage of net sales, our general and administrative expenses decreased from 15.9% in 2016 to 14.2% in 2017, which is caused by increases in net sales exceeding general and administrative expense growth due to the fixed nature of a portion of the general and administrative expenses.

Pre-tax net income (loss)

As a result of the factors above, pre-tax net income increased $15.2 million, to $11.8 million for the year ended December 31, 2017, compared to a pre-tax net loss of  $3.4 million for the year ended December 31, 2016.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2018 and December 31, 2017, our cash and cash equivalents were $66.4 million and $37.9 million respectively. As of December 31, 2018, we had $13.5 million outstanding under the revolving credit facility, $74.6 million in Term Loans and $1.9 million outstanding under a mortgage, at interest rates of 5.50%, 7.6% and 4.35%, respectively.

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

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as expenditures to launch our wellness centers. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of December 31, 2018 and December 31, 2017, we had working capital (current assets less current liabilities) of $143.4 million and $90.7 million, respectively.

On July 26, 2017, we closed our IPO of 7,187,500 Class A common shares at a price of $16.00 per share.  Gross proceeds of $115.0  million, prior to underwriting discount and other offering expenses were utilized to immediately repay $56.0 million aggregate principal amount of preference notes, purchase 133,334 shares of Class B common stock from certain executives and purchase 3,556,666 newly issued LLC Interests from HoldCo.  HoldCo utilized the proceeds from the sale of the LLC Interest to pay offering costs and expenses with approximately $45.9 million in net proceeds available for general corporate purposes.  As a public company the payment of any cash dividends declared by our board, tax distributions to certain Continuing LLC Owners as required by the HoldCo LLC agreement, and tax payments to Federal and State governments will impact our liquidity.  Our predecessor for financial reporting purposes, PetIQ, LLC, did not make distributions or incur taxes as a pass through entity.

On October 1, 2018, we closed an underwritten public offering of 5,750,000 Class A common shares at a price of $39.00 per share.  The offering consisted of 2,000,000 newly issued Class A common shares and 3,750,000 shares sold by selling shareholders.  The Company contributed the proceeds of $73.9 million to Holdco in exchange for 2,000,000 newly issued LLC Interests.  The Company did not receive any proceeds from the selling shareholders.

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

Cash Flows

Cash provided by or used in Operating Activities

Net cash used in operating activities was $12.4 million for the year ended December 31, 2018, compared net cash provided by operating activities of $5.9 million for the year ended December 31, 2017. The increase in operating cash usage primarily reflects working capital growth.  Working capital uses are driven by increased accounts receivable resulting from our growing sales and increased inventory to support growing sales, offset by growth in accounts payable to purchase inventory.  Net changes in assets and liabilities accounted for $30.8 million in cash used in operating activities for the year ended December 31, 2018 compared to $9.9 million of cash used in operating activities for the year ended December 31, 2017.

Cash used in Investing Activities

Net cash used in investing activities was $100.0 million for the year ended December 31, 2018, compared to $4.1 million for the year ended December 31, 2017. The increase in net cash used in investing activities is a result of the Company completing the VIP and HBH acquisitions, as well as capital expenditures to support the combined companies and the build out of wellness centers in our Services segment.

Cash provided by Financing Activities

Net cash provided by financing activities was $141.0 million for the year ended December 31, 2018 compared to $35.4 million in net cash provided by financing activities for the year ended December 31, 2017.  This increase in cash provided by financing activities is driven by borrowings for the VIP Acquisition,  and the completion of the public offering.

Description of Indebtedness

In connection with the closing of the VIP Acquisition, we amended and restated our existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $50 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin. On August 9, 2018, the agreement was amended to increase the facility to $75 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin.

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

The A&R Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Credit Agreement includes maintenance covenants that require compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of December 31, 2018, the Company was in compliance with these covenants.

As of December 31, 2018, the Company had $13.5 million outstanding under the A&R Credit Agreement. The interest rate on the A&R Credit Agreement as of December 31, 2018 was 5.5%.

Also in connection with the VIP acquisition, the Company also entered into a $75 million term loan with Ares Capital Corporation on January 17, 2018 (the “Term Loan”). The Term Loan interest rate is based on a variable rate containing the LIBOR rate plus a “base rate” that is the higher of either the “prime rate” in the United States, the Federal Funds Rate plus .5%, the Eurodollar rate for one month plus 1% and 2%. As of December 31 2018, the base rate for the Term Loan that is based on the month end LIBOR rate of 2.35% added onto the “spread” rate of 5.25%. to aggregate a year end annual interest rate of 7.6% that is accrued daily.

In relation with the Term Loan the Company is required to provide a report on consolidated EBITDA with the company to provide evidence of financial health. In addition, the Term Loan includes maintenance covenants that require compliance with certain financial covenants, including a maximum first lien net leverage ratio.  This report calculates the consolidated EBITDA and as of December 31, 2018, the Company has not stepped out of compliance with relation to the Term Loan. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with consolidated EBITDA.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10.0 million on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments. In addition, the Company is required to pay a  $7.5 million earn-out based on achievement of 2018 and $10 million contingent on achievement of 2019 combined company Adjusted EBITDA targets.  As of December 31, 2018 $7.5 million was payable pursuant to the 2018 Contingent Note.  See “Note – 2 Business Combinations” in the accompanying financial statements.  The $7.5 million note requires quarterly interest payments of 6.75% with balance payable July 17, 2023.

The Company entered into a mortgage with a local bank to finance $1.92 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
$'s in 000's	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (1)	$107,436	$796	$1,598	$103,434	$1,608
Interest on debt	32,231	7,836	15,535	8,627	233
Operating lease obligations	11,274	3,318	4,579	3,243	134
Capital lease obligations	4,072	1,615	1,901	556	—
Product purchase obligations	23,069	23,069	—	—	—

Total contractual obligations	$178,082	$36,634	$23,613	$115,860	$1,975

(1)

Long term debt includes the contingent note earned at the end of 2018, which has a recorded value of $7.5 million and will be paid in 2023. The schedule does not include the $2.7 million fair value of the 2019 unearned contingent note which, if certain EBITDA targets are met, will require payment of $10.0 million in 2023.

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

The Company recognizes product sales when performance obligations are satisfied, which is generally upon delivery or shipment of goods, depending on terms with a customer. Many customer contract include some form of variable consideration such as discounts, rebates, and sales returns and allowance.  Variable consideration is treated as a reduction in revenue when product revenue is recognized.  Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.

Revenue for services is recognized over time as the service is delivered, typically over a single day.  Payment is typically rendendered at the time of service.

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

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts, or amounts paid in advance, under these programs are included as other current assets or accounts payable in the Consolidated Balance Sheet.

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

Contingent note fair value

The Contingent Notes issuable in connection with the VIP Acquisition are valued at fair value utilizing assumptions in a simulation model.  Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the Company, or changes in the future may result in different estimated amounts.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered, with a possible retroactive effect, which is different from our interpretation. During 2018, the Company has completed its analysis to determine the effect of The Act and no material adjustments were required to the provisional amounts initially recorded.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our Credit Agreement and the Ares Term Loan Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2018, we had variable rate debt of approximately $88.1 million under our A&R Credit Agreement and the Term Loan. An increase of 1% would have increased our interest expense for the year ended December 31, 2018 by approximately $0.9 million.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PetIQ, Inc.:

We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), members’/stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boise, Idaho
March 12, 2019

PetIQ, Inc.

Consolidated Balance Sheets

($’s in 000’s, except for share and per share amounts)

	December 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$66,360	$37,896
Accounts receivable, net	45,007	21,759
Inventories	92,142	44,056
Other current assets	4,212	5,164
Total current assets	207,721	108,875
Property, plant and equipment, net	27,335	15,000
Deferred tax assets	43,946	5,994
Other non-current assets	2,857	2,646
Intangible assets, net	88,546	3,266
Goodwill	125,029	5,064
Total assets	$495,434	$140,845
Liabilities and equity
Current liabilities
Accounts payable	$54,768	$14,234
Accrued wages payable	5,295	1,811
Accrued interest payable	728	115
Other accrued expenses	1,154	1,880
Current portion of long-term debt and capital leases	2,251	151
Total current liabilities	64,196	18,191
Long-term debt	107,418	17,183
Capital leases, less current installments	2,319	389
Other non-current liabilities	524	238
Total non-current liabilities	110,261	17,810
Commitments and contingencies
Equity
Additional paid-in capital	262,219	70,873
Class A common stock, par value $0.001 per share, 125,000,000 shares authorized, 21,619,875 and 13,222,583 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	22	13
Class B common stock, par value $0.001 per share, 100,000,000 and 100,000,000 shares authorized, 6,546,791 and 8,268,188 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	7	8
Accumulated deficit	(4,450)	(3,493)
Accumulated other comprehensive loss	(1,316)	(687)
Total stockholders' equity	256,481	66,714
Non-controlling interest	64,496	38,130
Total equity	320,977	104,844
Total liabilities and equity	$495,434	$140,845

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Operations

($’s in 000’s, except for per share amounts)

	For the Year Ended December 31,
	2018	2017	2016

Product sales	$450,229	$266,687	$200,162
Services revenue	78,385	—	—
Total net sales	528,614	266,687	200,162
Cost of products sold	383,501	215,493	167,615
Cost of services	61,825	—	—
Total cost of sales	445,326	215,493	167,615
Gross profit	83,288	51,194	32,547
Operating expenses
General and administrative expenses	72,260	37,905	31,845
Contingent note revaluations	3,280	—	—
Operating income	7,748	13,289	702
Interest expense, net	(8,022)	(1,563)	(3,058)
Foreign currency gain (loss), net	45	(140)	(24)
Loss on debt extinguishment	—	—	(1,681)
Other (expense) income , net	(345)	201	666
Total other expense, net	(8,322)	(1,502)	(4,097)
Pretax net (loss) income	(574)	11,787	(3,395)
Income tax benefit (expense)	661	(3,970)	—
Net income (loss)	87	7,817	(3,395)
Net income (loss) attributable to non-controlling interest	869	11,310	(3,395)
Net loss attributable to PetIQ, Inc.	$(782)	$(3,493)	$—

Net loss per share attributable to PetIQ, Inc. Class A common stock(1)
Basic	$(0.05)	$(0.26)	$—
Diluted	$(0.05)	$(0.26)	$—
Weighted average shares of Class A common stock outstanding(1)
Basic	17,215,978	13,222,583	—
Diluted	17,215,978	13,222,583	—

(1)	Basic and Diluted earnings per share is applicable only for periods after the Company’s IPO. See Note 8 – Earnings (loss) per share.

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Comprehensive Income (Loss)

($’s in 000’s)

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss)	$87	$7,817	$(3,395)
Foreign currency translation adjustment	(613)	823	(1,898)
Comprehensive (loss) income	(526)	8,640	(5,293)
Comprehensive income attributable to non-controlling interest	697	11,943	(5,293)
Comprehensive loss attributable to PetIQ	$(1,223)	$(3,303)	$—

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$87	$7,817	$(3,395)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization of intangible assets and loan fees	12,467	3,614	4,074
Foreign exchange (gain) loss on liabilities	16	228	(28)
(Gain) Loss on disposition of property, plant, and equipment	(90)	20	42
Stock based compensation expense	3,812	447	—
Deferred tax adjustment	(843)	3,690	—
Contingent note revaluations	3,280	—	—
Other non-cash activity	(334)	—	(645)
Changes in assets and liabilities
Accounts receivable	(14,209)	(4,313)	(2,216)
Inventories	(36,610)	(9,718)	(542)
Prepaid expenses and other assets	1,423	(721)	2,037
Accounts payable	15,701	4,152	104
Accrued wages payable	1,979	694	(128)
Other accrued expenses	908	(28)	(229)
Net cash (used in) provided by operating activities	(12,413)	5,882	(926)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	229	—	1
Purchase of property, plant, and equipment	(7,178)	(4,131)	(2,041)
Business acquisitions (net of cash acquired)	(93,052)	—	—
Net cash used in investing activities	(100,001)	(4,131)	(2,040)
Cash flows from financing activities
Proceeds from issuance of long-term debt	538,028	260,020	238,252
Principal payments on long-term debt	(466,912)	(270,458)	(243,852)
Proceeds from Public Offering of Class A Shares, net of underwriting discounts and offering costs	73,914	104,010	—
Repayment of preference notes	—	(55,960)	—
Change in restricted deposits	—	50	6,894
Tax Distributions to Continuing LLC Owners	(1,485)	—	—
Purchase of LLC units from Continuing LLC Owners	—	(2,133)	—
Principal payments on capital lease obligations	(1,254)	(116)	(93)
Payment of deferred financing fees and debt discount	(2,750)	(42)	(509)
Exercise of options to purchase common stock	1,429	—	—
Net cash provided by financing activities	140,970	35,371	692
Net change in cash and cash equivalents	28,556	37,122	(2,274)
Effect of exchange rate changes on cash and cash equivalents	(92)	7	(209)
Cash and cash equivalents, beginning of period	37,896	767	3,250
Cash and cash equivalents, end of period	$66,360	$37,896	$767

See accompanying notes to the consolidated financial statements

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
Supplemental cash flow information	2018	2017	2016
Interest paid	$7,220	$1,353	$2,911
Property, plant, and equipment acquired through accounts payable	25	(80)	125
Capital lease additions	656	35	188
Issuance of preference notes for LLC Interests	—	55,960	—
Net change of deferred tax asset from step-up in basis	36,882	9,441	—
Income taxes paid	640	323	—
Accrued tax distribution	2,097	597	—
Non cash consideration - Contingent notes	6,900	—	—
Non cash consideration - Guarantee note	10,000	—	—
Non cash consideration - Issuance of Class B common stock and LLC Interests	103,004	—	—

PetIQ, Inc.

Consolidated Statements of Members’/Stockholders’ Equity

($’s in 000’s, except for per share amounts)

			Accumulated
			Other						Additional
	Members	Accumulated	Comprehensive						Paid-in	Non-controlling	Total
	Equity	Deficit	Loss		Class A Common		Class B Common		Capital	Interest	Equity
					Shares	Dollars	Shares	Dollars
Balance - January 1, 2016	$46,339	$—		$(42)	—	$—	—	$—	$—	$(22)	$46,275
Net loss	(3,398)	—		—	—	—	—	—	—	3	(3,395)
Other comprehensive income	—	—		(1,898)	—	—	—	—	—	—	(1,898)
Balance - December 31, 2016	$42,941	$—		$(1,940)	—	$—	—	$—	$—	$(19)	$40,982
Net income prior to IPO	11,165	—		—	—	—	—	—	—	(4)	11,161
Other comprehensive income prior to IPO	—	—		515	—	—	—	—	—	—	515
Accrued tax distribution prior to recapitalization	(591)	—		—	—	—	—	—	—	—	(591)
Recapitalization transaction:											—
Issuance of Class A common stock for merger	—	—		—	6,035,083	6	—	—	—	—	6
Exchange of LLC Interests held by Continuing LLC Owners and certain employees for Class A common stock	(53,515)	—		668	—	—	—	—	28,459	24,388	—
Issuance of Class B Shares	—	—		—	—	—	8,401,522	8	—	—	8
Initial Public Offering transactions
Issuance of Class A Shares for IPO net of under writing discounts and offering costs	—	—		—	7,187,500	7	—	—	104,003	—	104,010
Issuance of preference notes to affiliates	—	—		—	—	—	—	—	(55,960)	—	(55,960)
Increase in deferred tax asset from step-up in tax basis	—	—		—	—	—	—	—	9,441	—	9,441
Purchase of non-controlling interests	—	—		(120)	—	—	(133,334)	(0)	(15,345)	13,332	(2,133)
Accrued tax distributions	—	—		—	—	—	—	—	—	(6)	(6)
Stock based compensation expense	—	—		—	—	—	—	—	275	172	447
Other comprehensive income post IPO	—	—		190	—	—	—	—	—	119	308
Net (loss) income post IPO	—	(3,493)		—	—	—	—	—	—	149	(3,344)
Balance - December 31, 2017	$—	$(3,493)		$(687)	13,222,583	$13	8,268,188	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	—	(175)		—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	—		128	—	—	4,600,000	5	43,075	59,796	103,004
Exchange of LLC Interests held by Continuing LLC Owners	—	—		(290)	6,321,397	6	(6,321,397)	(6)	47,458	(47,168)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—		—	—	—	—	—	36,882	—	36,882
Accrued tax distributions	—	—		—	—	—	—	—	—	(2,097)	(2,097)
Other comprehensive loss	—	—		(441)	—	—	—	—	—	(172)	(613)
Public offering		—		—	2,000,000	2	—	—	73,912	—	73,914
Equity shift as a result of the public offering		—		(26)	—	—	—	—	(13,914)	13,940	—
Stock based compensation expense	—	—		—	—	—	—	—	2,504	1,308	3,812
Exercise of Options to purchase Common Stock		—	—	—	75,895	0	—	—	1,429	—	1,429
Net (loss) income		(782)		—	—	—	—	—	—	869	87
Balance - December 31, 2018	$—	$(4,450)		$(1,316)	21,619,875	$22	6,546,791	$7	$262,219	$64,496	$320,977

See accompanying notes to the consolidated financial statements

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principals of Consolidation

PetIQ, Inc and Subsidiaries (the Company) is a rapidly growing pet health and wellness company providing convenient access and affordable choices to a broad portfolio of veterinarian-recommended pet health and wellness products across a network of leading national retail stores, including more than 40,000 retail pharmacy locations. PetIQ believes that pets are an important part of the family and deserve the best pet care we can give them. During the year ended December 31, 2018, PetIQ completed the acquisitions of VIP Petcare and HBH.  Through VIP, PetIQ provides veterinary services to pet owners in over 39 states. With the HBH Acquisition, the Company enhanced manufacturing capability and capacity.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment; allowance for doubtful accounts; the valuation of property, plant, and equipment, intangible assets and goodwill, inventories and notes receivable; and reserves for legal contingencies.

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

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	December 31, 2018	December 31, 2017
Liabilities:
2019 Contingent note	$2,680	$—

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) a portion of the purchase price is structured in the form of Contingent Notes (the “Contingent Notes”) that are earned based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019 (“Measurement Dates”).  See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.  The Company is required to reassess the fair value of the Contingent Notes at each reporting period.  As of December 31, 2018, $7.5 million was payable pursuant to the 2018 Contingent Note, subject to the same payment terms described below.  As such, the portion of the liability as it relates to the 2018 Contingent Note became fixed as of December 31, 2018.

For the 2019 Contingent Note, a Monte Carlo simulation method was utilized in estimating the fair value (Level 3) of the Contingent Notes. The simulation model is a numerical algorithm that generates thousands of scenarios for the future EBITDA in order to assess the probability of achieving the EBITDA hurdles. The valuation model simulates the last twelve months EBITDA from the Valuation Date to the end of each Measurement Date in one 'jump'. The Contingent Notes were valued within a risk-neutral option pricing framework with the real growth rate adjusted for the market price of EBITDA risk. The Company used the WACC less risk-free rate as a proxy for the EBITDA risk premium.

Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the Company, or changes in the future may result in different estimated amounts.

The contingent consideration is included in Contingent Notes in the accompanying consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers due in July 2023 upon the achievement of the respective milestones discussed above.  The Contingent Notes will bear interest at a fixed rate of 6.75%, beginning upon the achievement of the respective milestones discussed above.

The following table summarizes the Level 3 activity related to the contingent consideration:

	Year ended
$'s in 000's	December 31, 2018	December 31, 2017
Balance at beginning of the period	$—	$—
Fair value of contingent consideration at VIP Acquisition date	6,900	—
Change in fair value of contingent consideration	3,280	—
Transfer out of level 3	(7,500)
Balance at the end of the period	$2,680	$—

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less, excluding amounts restricted for various state licensing regulations.  All credit card, debit card and electronic transfer transactions that process in less than seven days are classified as cash and cash equivalents. The Company maintains its cash accounts in various deposit accounts, the balances of which at times exceeded federal deposit insurance limits during the periods presented.

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

Accounts receivable consists of the following as of:

$'s in 000's	December 31, 2018	December 31, 2017
Trade receivables	$43,531	$22,189
Other receivables	1,764	297
	45,295	22,486
Less: Allowance for doubtful accounts	(216)	(343)
Non-current portion of receivables	(72)	(384)
Total accounts receivable, net	$45,007	$21,759

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximate the first-in first-out (“FIFO”) basis. The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions. Changes in these conditions may result in additional reserves. Major components of inventories were as follows as of December 31, 2018 and 2017:

$'s in 000's	December 31, 2018	December 31, 2017
Raw materials	$6,106	$4,004
Work in progress	94	—
Finished goods	85,942	40,052
Total inventories	$92,142	$44,056

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

Computer equipment and software	3 years
Vehicle and vehicle accessories	3-5 years
Buildings	33 years
Equipment	2-15 years
Leasehold improvements	3-15 years
Furniture and fixtures	5-10 years

Intangible Assets

Indefinite lived intangible assets consist primarily of trademarks. Trademarks represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Trademarks are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of an event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing under ASC 350 is necessary. No impairment charge was recorded for the years ended December 31, 2018, 2017, and 2016.

Definite-lived intangible assets consist of a distribution agreement, production certifications, patents and processes, customer relationships, and brand names. The assets are amortized on either a straight-line basis or proportionately to the benefits derived from those relationships or agreements.  Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to the company’s future cash flows. Useful lives range from 2 to 20 years.

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

Under ASU 2017-04 (Topic 350), Intangibles - Goodwill and Other – Simplifying the Test for Goodwill Impairment, companies are no longer required to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment, thus eliminating Step Two of the analysis that was required under the prior guidance. Under ASU 2017-04, goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The update to the standard does not eliminate the optional qualitative assessment of goodwill impairment that is often used to determine if the quantitative assessment is necessary. The qualitative assessment requires the evaluation of certain events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit specific items. If, after assessing these qualitative factors, the Company determines that it is more likely than not that the carrying value of the reporting unit is less than its fair value, then no further testing is required. Otherwise, the Company would perform a quantitative analysis.

The quantitative analysis requires companies to compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired, and the carrying value of goodwill is then reduced to the implied value, or to zero if the fair value of the assets exceeds the fair value of the reporting unit, through an impairment charge.

The Company performed its qualitative assessment during the fourth fiscal quarter of 2018 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the quantitative impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the pet sector, market capitalization, consolidated company stock price, and recent and forecasted financial performance.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If there are significant changes in market conditions or a future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize impairment of its goodwill.

Deferred Acquisition Liability

The Company had a deferred acquisition liability related to an acquisition that occurred in 2013. The liability was denominated in Euros and required annual payments based on a percentage of gross profit from the sales of certain products. This liability was repaid during 2018. The balance recorded as of December 31, 2017 was $1.6 million , and was included in other accrued expenses.

In January 2018, the Company completed the VIP Acquisition, which included guarantee and contingent notes due to the sellers.  See Note 2 for more information.

Revenue Recognition

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

Revenue for services is recognized over time as the service is delivered.  Payment is typically rendered at the time of service.

Customer contracts generally do not include more than one performance obligation.  When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The standalone selling price for each distinct good is generally determined by directly observable data.

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2018.

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

Contract balances

Contract asset and liability balances as of December 31, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.

The following tables represent the disaggregation of revenue by contract type for each of our reportable segments:

	Year ended December 31, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$444,364	$5,865	$450,229
Service revenue	78,385	—	78,385
Total net sales	$522,749	$5,865	$528,614

	Year ended December 31, 2017
$'s in 000's	U.S.	Foreign	Total
Product sales	$261,526	$5,161	$266,687
Service revenue	—	—	—
Total net sales	$261,526	$5,161	$266,687

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $203 thousand, $514 thousand, and $310 thousand and advertising costs were $2.9 million, $2.2 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Litigation

The Company is subject to various legal proceedings, claims, litigation, investigations and contingencies arising out of the ordinary course of business. If the likelihood of an adverse legal outcome is determined to be probable and the amount of loss is estimable, then a liability is accrued in accordance with accounting guidance for Contingencies. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.  The Company consults with both internal and external legal counsel related to litigation.

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

Interest expense, net

Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) unused line fees, (iii) amortization of deferred loan fees, (iv) capital lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets.  Interest expense was $8.3 million, $1.6 million, and $3.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, offset by $271 thousand, $75 thousand, and $20 thousand of interest income, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to PetIQ, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to PetIQ, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 7 for further discussion.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statemetns to conform to current year presentation.  These reclassifications had no impact on net income, shareholders’ equity, or cash flows as previously reported.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and subsequently issued several related Accounting Standards Updates (“ASUs”) (“Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 was effective commencing with our quarter ending March 31, 2018.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach.  Under the modified retrospective approach, the Company is required to recognize the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings as of January 1, 2018, the date of initial application.  The cumulative effect of initially applying Topic 606 was immaterial to the Consolidated Financial Statements.

Results for the year ended December 31, 2018 is presented under Topic 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  The following tables summarize the impacts of adopting Topic 606 on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2018.

Consolidated Statements of Income for the year ended December 31, 2018

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Revenues	$528,614	$636	$529,250
Cost of sales	445,326	(455)	444,871
General and Administrative expenses	72,260	870	73,130
(Provision) benefit for income taxes	661	69	730
Net Income	87	290	377

Consolidated Balance Sheets

			Balance Without
$'s in 000's	As Reported	Adjustments	Adoption of Topic 606
Assets
Accounts receivable, net	$45,007	$891	$45,898
Inventories	92,142	(774)	91,368
Other current assets	4,212	—	4,212

Liabilities and Stockholders' Equity
Accounts payable	54,768	(731)	54,037
Accumulated deficit	(4,450)	290	(4,160)

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The original guidance required application on a modified retrospective basis with the earliest period presented. In August

2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we  adopted this ASU beginning on January 1, 2019 and have elected the transition option provided under ASU 2018-11. The Company expects this standard will have a material effect on our Consolidated Balance Sheets with the recognition of new right of use assets and lease liabilities for all operating leases, except those subjectshort-term lease recognition exemption of less than twelve months. Upon adoption, we estimate both assets and liabilities on our Consolidated Balance Sheets will increase by approximately $10 million. Changes in our lease population or changes in incremental borrowing rates may alter this estimate. We will expand our consolidated financial statement disclosures upon adoption of this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and provide specific guidance on eight cash flow classification issues that are not currently addressed by current U.S. GAAP. This ASU was effective commencing with our quarter ending March 31, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2017, the  FASB issued ASU 2017-04, Goodwill and Other (Topic 350) (“ASU 2017-04”): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for interim and annual periods for the Company on January 1, 2020. with early adoption permitted. The Company early adopted the the standard beginning with its annual goodwill impairment test in 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various SEC paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company completed accounting for the Act during the year ended December 31, 2018.  See Note 7 – Income Taxes, for the Company’s assessment of the income tax effects of the Act.

Note 2 – Business Combinations

VIP

On January 17, 2018 PetIQ, Inc. completed the acquisition of VIP from VIP Holdings, LLC (“VIPH” or the “Sellers”). VIP is a provider of veterinary wellness and pet preventive services as well as a distributor of pet wellness products and medications.  The total purchase price was approximately $198 million, net of cash acquired and the effective settlement of pre-existing payables between the Company and VIP at cost which approximates fair value, and was funded through a combination of cash on hand, borrowings under a new $75 million term loan, a $10 million note payable, two $10 million contingent notes payable upon the achievement of certain combined Company EBITDA targets in 2018 and 2019, and equity consideration consisting of 4.2 million LLC Interests and 4.2 million shares of Class B common stock of  the Company.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the VIP Acquisition.  The Company finalized the purchase accounting for VIP as of December 31, 2018.   The following table summarizes the preliminary purchase price allocation and adjustments since the preliminary purchase price allocation was disclosed as of March 31, 2018:

$'s in 000's	Preliminary Estimated Fair Value	Adjustments	As Retrospectively Adjusted
Current assets	$15,755	$(138)	$15,617
Property, plant, and equipment	8,857	28	8,885
Other assets, net	295	—	295
Intangible assets - Customer relationships (20 year useful life)	80,200	(3,000)	77,200
Intangible assets - Brand names (10 year useful life)	9,600	—	9,600
Goodwill	112,109	534	112,643
Total assets	226,816	(2,576)	224,240

Current liabilities	22,886	22	22,908
Capital lease obligations	3,032	—	3,032
Total liabilities	25,918	22	25,940

Estimated purchase price	$200,898	$(2,598)	$198,300

Cash paid, net of cash acquired	$91,987	$95	$92,082
LLC Interests and shares of Class B common stock	90,031	—	90,031
Guarantee note	10,000	—	10,000
Contingent notes	9,500	(2,600)	6,900
Post-closing working capital adjustment	(620)	(93)	(713)

Estimated fair value of total consideration transferred	$200,898	$(2,598)	$198,300

During the year ended December 31, 2018, we adjusted purchase price allocation as a result of receiving certain information which existed as of the date of acquisition. This information impacted our working capital adjustment as well as the projected operating results used in estimating the fair value of intangible assets and contingent notes.

The definite-lived intangibles primarily relate to customer relationships and brand names. The $86.8 million represents the fair value and will be amortized over the estimated useful lives of the assets through January 2038. Amortization expense for these definite-lived intangible assets for the year ended December 31, 2018 was $4.7 million.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $49.8 million of the $112.6 million of goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes.  Goodwill was allocated to the Products and Services segments and as shown in Note 4.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the VIP Acquisition and related financing activities had occurred on January 1, 2017. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) costs of goods sold based on the fair value of acquired inventory; (iv) interest expense incurred in connection with the term loan and guaranteed note borrowings used to finance the acquisition; (v) inclusion of equity-based compensation expense associated with equity awards granted to certain VIP employees in connection with the acquisition; (vi) elimination of acquisition expenses; and (vii) VIP’s operations for the periods from January 1, 2017 to December 31, 2017 and January 1, 2018 to January 16, 2018. Additionally the share count utilized and Net Income do not account for non-controlling interests.  The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the VIP Acquisition been effected on the assumed date and are not intended to be a projection of future results:

	Year ended December 31,
($'s in 000's, except per share data)	2018	2017
Net sales	$531,711	$407,466
Net income	$1,937	$5,648

Earnings per share:
Basic	$0.07	$0.22
Diluted	$0.07	$0.22

HBH Enterprises

On October 17, 2018, the Company completed the acquisition of HBH Enterprises, LLC (“HBH”) (the “HBH Acquisition”).  Total consideration, net of cash acquired, was approximately $14.7 million consisting of cash of $1.7 million and equity consideration of approximately $13.0 million.  The equity consideration consisted 400,000 LLC interests of Holdco and 400,000 shares of Class B common stock, $0.001 par value per share, of the Company.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the HBH Acquisition and the Company continues to evaluate the underlying inputs and assumptions. The Company is in process of finalizing net working capital adjustments as well as valuation studies.  Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the HBH Acquisition.The purchase price allocation has been preliminarily allocated as follows:

$'s in 000's	Preliminary Estimated Fair Value
Working Capital, net	$1,676
Property, plant, and equipment	2,686
Intangible assets - Customer relationships	3,800
Goodwill	7,607
Total assets	15,769

Capital lease obligations	1,114
Total liabilities	1,114

Estimated purchase price	$14,655

Cash paid, net of cash acquired	$1,683
LLC Interests and shares of Class B common stock	12,972

Estimated fair value of total consideration transferred	$14,655

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $5.0 million of the $7.6 million of goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes.  Goodwill was allocated to the Products segment as shown in Note 4.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at December 31:

$'s in 000's	2018	2017
Leasehold improvements	$10,776	$6,616
Equipment	14,477	10,665
Vehicles and accessories	3,989	—
Computer equipment and software	5,839	927
Buildings	2,479	771
Furniture and fixtures	1,547	407
Land	660	660
Construction in progress	682	2,344
	40,449	22,390
Less accumulated depreciation	(13,114)	(7,390)
Total property, plant, and equipment	$27,335	$15,000

Depreciation and amortization expense related to these assets total $6.7 million, $2.3 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at December 31:

$'s in 000's	Useful Lives	2018	2017
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	82,124	1,191
Patents and processes	10 years	1,900	1,998
Brand names	10-15 years	10,470	923
Total amortizable intangibles		97,865	7,483
Less accumulated amortization		(9,835)	(4,733)
Total net amortizable intangibles		88,030	2,750
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$88,546	$3,266

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject foreign currency movements.  Amortization expense for the years ended December 31, 2018, 2017, and 2016 was $5.2 million, $1.1 million, and $1.1 million, respectively.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2019	9,124
2020	11,118
2021	10,346
2022	9,360
2023	7,981
Thereafter	40,101

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2018 and  2017.

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2017	$4,619	$—	$4,619
Foreign currency translation	445	—	445
Goodwill as of December 31, 2017	5,064	—	5,064
Foreign currency translation	(285)	—	(285)
Acquisitions	72,986	47,264	120,250
Goodwill as of December 31, 2018	$77,765	$47,264	$125,029

Note 5 – Debt

A&R Credit Agreement

In connection with the VIP Acquisition, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on January 17, 2018, which was subsequently amended in August 2018.  The A&R Credit Agreement provides for a secured revolving credit facility of $75 million in the aggregate, at either LIBOR or Base (prime) interest rates plus an applicable margin.  The A&R Credit Agreement matures on January 17, 2023 and contains a lockbox mechanism.

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

Also in connection with the closing of the VIP Acquisition, the Company entered into a term loan credit agreement (the “Term Loan”).  The Term Loan provides for a secured term loan credit facility of $75 million in aggregate at either LIBOR or Base (prime) interest rates plus an applicable margin.  The Term Loan Credit Agreement requires quarterly principal payments, with the full balance due on January 17, 2023.

As of December 31, 2018, the Company had $13.5 million outstanding under the A&R Credit Agreement and $74.6 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.5% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.6% as a LIBOR rate loan.  Additionally the Company pays between 0.375% and 0.50% as an unused facility fee, depending on the amount borrowed.

The A&R Credit Agreement and Term Loan contain certain covenants and restrictions including a fixed charge coverage ratio and a first lien net leverage ratio and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of December 31, 2018, the Company was in compliance with these covenants.  The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with consolidated EBITDA.

Prior Credit Agreement

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

The Company refinanced its 2015 credit facility in March 2016 with an amended and restated credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provided for secured financing of $48,000 in the aggregate, consisting of

(i) $3 million in aggregate principal amount of term loans maturing on December 31, 2016 (the “Term B Loans”);

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

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10.0 million on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments. In addition, the Company is required to pay a  $7.5 million earn-out based on achievement of 2018 and $10 million contingent on achievement of 2019 combined company Adjusted EBITDA targets.  As of December 31, 2018 $7.5 million was payable pursuant to the 2018 Contingent Note.  See “Note – 2 Business Combinations”.  The $7.5 million note requires quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The following represents the Company’s long-term debt as of December 31, 2018 and December 31, 2017:

$'s in 000's	December 31, 2018	December 31, 2017
Term loans	$74,625	$—
Revolving credit facility	13,452	15,325
Mortgage	1,859	1,902
Contingent notes	2,680	—
Earned Contingent Note	7,500	—
Guaranteed note	10,000	—
Net discount on debt and deferred financing fees	(1,902)	—
	$108,214	$17,227
Less current maturities of long-term debt	(796)	(44)
Total long-term debt	$107,418	$17,183

Future maturities of long-term debt, excluding the net discount on debt, deferred financing fees and the unearned contingent note, as of December 31, 2018 are as follows:

($'s in 000's)
2019	$796
2020	798
2021	800
2022	802
2023	102,631
Thereafter	1,609

The Company incurred debt issuance costs of $0.3 million related to the A&R Credit Agreement and $2.4 million related to the Term Loan during the year ended December 31, 2018.

The Company incurred debt issuance costs of $218 thousand related to the Amended Credit Agreement during the first quarter of 2016. The debt transaction resulted in a loss on debt extinguishment of $993 thousand, which included the write off of unamortized debt issuance costs and debt discount, early termination fees, and legal costs.

The Company incurred debt issuance costs of $261 thousand related to the Credit Agreement during 2016. This second refinancing transaction resulted in a loss on extinguishment of $688 thousand, which included the write off of unamortized debt issuance costs and debt discount, early termination fees, and legal costs.

Note 6 -     Leases

The Company leases certain real estate, both office and production facilities, as well as equipment from third parties. Lease expiration dates are between 2018 and 2025.  A portion of capital leases are denominated in foreign currencies.  Many of these leases include renewal options and in some cases options to purchase.

Annual future commitments under non-cancelable leases as of December 31, 2018, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
2019	$3,318	$1,615
2020	2,685	1,296
2021	1,894	605
2022	1,765	433
2023	1,478	123
Thereafter	134	—
Total minimum future obligations	$11,274	$4,072
Less interest		(298)
Present value of net future minimum obligations		3,774
Less current capital lease obligations		(1,455)
Long-term capital lease obligations		$2,319

The net book value of assets under capital lease was $4.5 million and $0.9 million as of December 31, 2018 and 2017, respectively. Total operating lease expense for the years ended December 31, 2018, 2017, and 2016 totaled  $6.0 million,  $1.7 million, and $1.7 million, respectively.

Note 7 -     Income Taxes

As a result of the IPO and related reorganization transactions completed in July 2017, the Company held an economic interest of approximately 62% in Holdco and consolidates the financial position and results of Holdco.  The ownership of Holdco not held by the Company is considered non-controlling interest, which, through exchanges that have occurred since the IPO, totaled approximately 23% of the ownership of Holdco as of December 31, 2018.  See Note 11 – Non-controlling interests for more information.  Holdco is treated as a partnership for income tax reporting.  HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.

Prior to the IPO in 2017, the Company’s predecessor for financial reporting purposes was Opco, which is a limited liability company, and the majority of Opco’s businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation. Opco makes cash distributions to permit the member to pay these taxes as needed by the member’s tax situation. The Company made cash distributions of $1.5 million in the year ended December 31, 2018. Opco accrued an additional $2.1 million for anticipated tax distributions to Continuing LLC Owners during the year. This liability is included in accounts payable on the consolidated balance sheet.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code which impacted 2017 including, but not limited to, reducing the U.S. federal corporate tax rate from 35 to 21 percent and requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. U.S. GAAP requires the impact of tax legislation to be recorded in the period of enactment.  Staff Accounting Bulletin (SAB) 118 established a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.

As of December 31, 2017, we were able to make reasonable estimates of the impact of the Tax Act and recorded provisional amounts for the deemed repatriation tax, and the remeasurement of deferred taxes.  We recorded a provisional net tax expense of $3.6 million in the period ended December 31, 2017 attributable to the Tax Act.  This net expense consists of an expense of $3.4 million primarily due to the remeasurement of deferred tax assets and liabilities associated with the corporate rate reduction and $0.2 million for the Company’s allocated share of the one-time transition tax on unrepatriated earnings of foreign subsidiaries. As of December 31, 2018, we have completed our accounting for the Tax Act now that we have filed our U.S. tax return and recorded an immaterial adjustment related to the deferred remeasurement and the one-time transition tax.

The Tax Act contains a new law that requires a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, also known as the tax on global intangible low taxed income (GILTI), beginning in 2018. The FASB has provided that companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI.  As of December 31, 2018, we have adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of December 31, 2018.

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	Years Ended December 31
$'s in 000's	2018	2017	2016
United States	$(1,116)	$11,479	$(3,634)
Foreign	542	308	239
Total	$(574)	$11,787	$(3,395)

The provision for income taxes for 2018, 2017, and 2016 consisted of the following:

	Years Ended December 31
$'s in 000's	2018	2017	2016
Current:
Federal	$—	$(10)	$—
State	148	63	—
Foreign	—	—	—
	$148	$53	$-
Deferred and other:
Federal	(751)	3,708	—
State	(135)	19	—
Foreign	77	190	—
	(809)	3,917	—
Total tax expense (benefit)	$(661)	$3,970	$—

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31
$'s in 000's	2018	2017	2016
Income tax expense (benefit) at federal statutory rate	21.0%	35.0%	35.0
State and local income taxes net of federal tax benefit	(5.7)	—	—
Non-controlling interest and nontaxable income	54.7	(33.2)	(37.4)
Deferred tax rate changes	37.2	—	—
Share-based compensation	18.3	—	—
Tax Cuts and Jobs Act of 2017	(7.3)	30.7	—
Nondeductible/nontaxable items	(3.0)	1.2	2.4
Income tax expense (benefit)	115.2%	33.7%	-

Our tax rate is affected by the lower pre-tax income in the current year, recurring items, such as the portion of income and expense allocated to the noncontrolling interest, and tax rates in foreign jurisdictions relative to the amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year.    Our effective income tax rate prior to the IPO differed from statutory rates primarily due to our pass-through entity structure for U.S. income tax purposes.

As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from Holdco. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

$'s in 000's	2018	2017
Investment in partnership	$41,658	$5,855
Fixed Assets	41	—
Net operating loss carryforwards and tax credits	2,538	536
Other	2	66
Subtotal	44,239	6,457
Less: valuation allowance	$(206)	$(237)
Total net deferred tax assets	44,033	6,220
Other	(355)	(417)
Net deferred tax asset	$43,678	$5,803

The Company has a valuation allowance for certain deferred tax assets of $0.2 million and $0.2 million as of December 31, 2018 and December 31, 2017, respectively. The valuation allowance pertains to certain international loss carryforwards, some of which have no expiration and others that would expire beginning in 2018.

The Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. Accordingly, no unrecognized tax benefit would impact the effective tax rate. If interest and penalties were accrued, we would recognize interest and penalties as income tax expense. We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, tax years from 2015 to 2018 are subject to examination by the tax authorities.

Note 8 – Earnings (loss) per Share

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

Prior to the IPO, the PetIQ, LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the IPO on July 20, 2017. The basic and diluted earnings (loss) per share represent only the the period July 20, 2017 to December 31, 2018.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

(in 000's, except for per share amounts)	December 31, 2018	December 31, 2017
Numerator:
Net income	$87	$7,817
Less: net income attributable to non-controlling interests	(869)	(11,310)
Net loss attributable to PetIQ, Inc. — basic and diluted	(782)	(3,493)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	17,216	13,223
Dilutive effects of stock options that are convertible into Class A common stock	—	—
Dilutive effect of RSUs	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	17,216	13,223

Earnings per share of Class A common stock — basic	$(0.05)	$(0.26)
Earnings per share of Class A common stock — diluted	$(0.05)	$(0.26)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock as well as stock options and restricted stock units have not been included in the diluted earnings (loss) per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Note 9 – Stock Based Compensation

Stock based compensation expense is recorded within general and administrative expenses.

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of December 31, 2018 and 2017, 412,805 and 1,315,403 shares were available for issuance under the Plan, respectively.  All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).  The Inducement Plan reserved 800,000 shares of Class A Common Stock of the Company.  As of December 31, 2018, no additional shares were available for issuance under the Inducement Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to compensation expense over the vesting period. Expense recognized totaled $3.6 million and $0.4 million for the years ended December 31, 2018, and 2017, respectively.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended December 31:

	2018	2017
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	35.00%	35.00%
Risk-free interest rate (3)	2.74%	1.98%
Dividend yield (4)	0.00%	0.00%

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

The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2018: The weighted average grant date fair value of stock options granted during the period ended December 31, 2018 was $11.12 per option.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2017	598,647	$16.00	3,496	9.5
Granted	1,616,837	25.74
Exercised	(75,895)	18.83
Forfeited	(195,000)	21.37
Cancelled	—
Outstanding at December 31, 2018	1,944,589	$23.45	$5,527	9.1
Options exercisable at December 31, 2018	134,159

At December 31, 2018, total unrecognized compensation cost related to unvested stock options was $14.1million and is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions.  Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant.  At December 31, 2018, total unrecognized compensation cost related to unvested RSUs was $1.5 million and is to expected to vest over a weighted average 3.5 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.2 million for the year ended December 31, 2018.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended December 31, 2018:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	—	—
Granted	50,758	33.16
Settled	—
Forfeited	—
Non-vested RSUs at December 31, 2018	50,758	$33.16

There were no grants of RSUs for the year ended December 31, 2017.

Note 10 - Stockholders’ Equity

Reorganization Transactions

In connection with the IPO on July 20, 2017, the Company completed the following reorganization transactions (collectively, the “Reorganization Transactions”):

•	The Company amended and restated its certificate of incorporation (see “Amendment and Restatement of Certificate of Incorporation” below);
•	PetIQ Holdings, LLC (“HoldCo”) amended and restated its limited liability company agreement (the “LLC Agreement”) (see “HoldCo Recapitalization” below);
•

The Company acquired, by the contribution by certain sponsors, three entities (“Sponsor Corps”) that were owned by former indirect members of HoldCo (the “Sponsors”), for which the Company issued 5,615,981 shares of Class A common stock and preference notes equal to $30.5 million as merger consideration (the “Merger”). The only significant asset held by the Sponsor Corps prior to the Merger was 7,523,839 LLC interests (the “LLC Interests”). Upon consummation of the Merger, the Company recognized the 7,523,839 LLC Interests at carrying value, as the contribution was considered to be a transaction between entities under common control;

•	The Company acquired 419,102 LLC Interests in exchange for an equal number of Class A common stock from certain employee owners;
•	The Company purchased from Continuing LLC Owners 1,589,642 LLC Interests in exchange for $25.4 million in preference notes;
•	The Company purchased from Continuing LLC Owners 133,334 LLC Interests in exchange for $2.1 million.

Following the completion of the Reorganization Transactions and initial public offering (“IPO”), PetIQ owned approximately 62% of HoldCo. The remaining 38% of HoldCo was held by the “Continuing LLC Owners,” whom the Company defines as all remaining direct and indirect owners of HoldCo except for PetIQ.  As a result of the Reorganization Transactions, PetIQ became the sole managing member of HoldCo and has the sole voting power in, and controls the management of, HoldCo. Accordingly, the Company consolidated the financial results of HoldCo and reported a non-controlling interest in its consolidated financial statements.  As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the previously separate entities have been combined for presentation purposes.

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

Other than its purchase of LLC Interests with the net proceeds of the IPO, PetIQ has not provided any financial or other support to HoldCo.  PetIQ is not required to provide financial or other support for HoldCo, though it will control HoldCo’s business and other activities through its managing member interest in HoldCo. Because PetIQ is not a guarantor or obligor with respect to any of the liabilities of HoldCo, absent any such arrangement, the creditors of HoldCo will not have any recourse to the general credit of PetIQ. Nevertheless, because PetIQ will have no material assets other than its interests in HoldCo, any change in HoldCo’s financial condition could result in PetIQ recognizing a loss.

Certificate of Incorporation

The Company’s amended and restated certificate of incorporation, among other things, provides for the (i) authorization of 125,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 120,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 12,500,000 shares of blank check preferred stock; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.

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

2018 Public Offering

On October 1, 2018, the Company closed an underwritten public offering of 5,750,000 shares of Class A common stock.  The Company sold 2,000,000 newly issued shares of Class A common stock and received net proceeds of approximately $73.9 million after deducting underwriting discounts and commissions and offering expenses.  The remaining 3,750,000 shares of Class A common stock were sold by selling stockholders and the Company did not receive any proceeds with respect hereto.  In conjunction with the 2018 Public Offering, a number of holders of Class B common stock exchanged LLC Interests and corresponding Class B common shares for Class A common stock.  The impact on non-controlling interest is shown along with other exchanges during the year in Note 11 – Non-Controlling Interests.

Note 11 - Non-Controlling Interests

In connection with the Reorganization Transactions described in Note 10, PetIQ became the sole managing member of HoldCo and, as a result, consolidates the financial results of HoldCo.

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

As of December 31, 2018, there were 28,166,666 LLC Interests outstanding, of which PetIQ owned 21,619,875, representing a 76.8% ownership interest in HoldCo.

	LLC Interests held			% of Total
	Continuing LLC			Continuing LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2017	8,268,188	13,222,583	21,490,771	38.5%	61.5%
Issuance of LLC Interests for acquisition	4,200,000	—	4,200,000
Contribution of proceeds from stock option issuance	—	75,895	75,895
Issuance of LLC Interests for acquisition	400,000		400,000
Sale of stock and contribution to Holdco		2,000,000	2,000,000
Exchange transactions	(6,321,397)	6,321,397	—
As of December 31, 2018	6,546,791	21,619,875	28,166,666	23.2%	76.8%

Note 12 - Customer Concentration

The Company has significant exposure to customer concentration. During each of the years ended December 31, 2018, 2017, and 2016,  one,  three, and three customers, respectively, accounted for more than 10% of sales individually. In total for the years ended December 31, 2018,  2017, and 2016, the three customers accounted for 18%, 61%, and 70% of net sales, respectively. At December 31, 2018 and December 31, 2017, one and four customers, respectively, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 43% and 48%, respectively, of outstanding trade receivables, net. The customers are customers of our Products segment.

Note 13 - Commitments and Contingencies

Litigation Contingencies

In April 2018, Med Vets, Inc. and Bay Medical Solutions Inc., filed suit in the United States District Court for the Northern District of California against PetIQ, Inc. and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. The Plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP. We filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted. On August 3, 2018 the Court granted our Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint. The Plaintiffs’ filed an Amended Complaint on December 13, 2018 and we subsequently filed a Motion to Dismiss the Amended Complaint.  That Motion has been fully briefed and is ready for decision. Although we believe the motion lacks merit, because of the inherent uncertainties of litigation, we can provide no assurance of a favorable outcome.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at December 31, 2018, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 5, Debt, and Note 6, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

Note 14 - Segments

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

In connection with the VIP Acquisition, the Company reorganized operations to correspond with the new structure of the Company.  The Company now operates the Product and Service segments.  The Product segment consists of legacy PetIQ Domestic and International segments plus VIP’s product distribution business.  Services represents all veterinary services, and related product sales, provided by the Company directly to consumers. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker to make resource allocation decisions and to evaluate performance.  Certain corporate costs are not included in this analysis, such as accounting, legal, human resources, information technology and headquarters expenses.  Additionally certain expense types are allocated to the corporate portion of the Company, such as stock based compensation, amortization expense on intangible assets, interest expense, foreign currency exchange adjustments, and income taxes.  All prior period disclosures have been restated to reflect these new reportable operating segments.

Financial information relating to the Company’s operating segments for the years ended:

$'s in 000's
December 31, 2018	Products	Services	Corporate	Consolidated
Net Sales	$450,229	$78,385	$—	$528,614
Operating income (loss)	48,755	2,662	(43,669)	7,748
Interest expense	—	—	(8,022)	(8,022)
Foreign currency loss, net	—	—	45	45
Other income, net	—	—	(345)	(345)
Property, plant, and equipment	$13,191	$6,137	$8,007	$27,335
Depreciation expense	2,343	2,326	1,988	6,657
Amortization expense	$—	$—	$5,210	$5,210
Capital expenditures	$1,339	$3,440	$2,399	$7,178

$'s in 000's
December 31, 2017	Products	Services	Corporate	Consolidated
Net Sales	$266,687	$—	$—	$266,687
Operating income (loss)	28,671	—	(15,382)	13,289
Interest expense	—	—	(1,563)	(1,563)
Other income, net	—	—	201	201
Foreign currency loss, net	—	—	(140)	(140)
Property, plant, and equipment	$11,843	$—	$3,157	$15,000
Depreciation expense	2,165	—	183	2,348
Amortization expense	$—	$—	$1,052	$1,052
Capital expenditures	$1,519	$—	$2,612	$4,131

$'s in 000's
December 31, 2016	Products	Services	Corporate	Consolidated
Net Sales	$200,162	$—	$—	$200,162
Operating income (loss)	16,152	—	(15,450)	702
Interest expense	—	—	(3,058)	(3,058)
Other income (expense), net	—		666	666
Loss on debt extinguishment	—	—	(1,681)	(1,681)
Foreign currency gain, net	—	—	(24)	(24)
Property, plant, and equipment	$12,682	$—	$362	$13,044
Depreciation expense	$1,818	$—	$97	$1,915
Amortization expense	$—	$—	$1,067	$1,067
Capital expenditures	$1,846	$—	$195	$2,041

The net book value of property plant and equipment, net by location was as follows as of December 31,

	2018	2017
United States	$26,268	$13,882
Europe	1,067	1,118
Total	$27,335	$15,000

Note 15 - Related Parties

Opco had entered into management consulting services agreements with members of HoldCo.  The services were related to financial transactions and other senior management matters related to business administration.  Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly.  These expenses were recorded in general and administrative expenses in the consolidated statement of operations.  The Company recorded  $610 thousand and $864 thousand for the years ended December 31, 2017, and 2016, respectively.  Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 7– Income taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations.  At December 31, 2018, the Company had accrued $1.2 million for estimated tax distributions, which are included in accounts payable on the consolidated balance sheets.

As discussed in Note 5– Debt, the Company has a note payable to the Sellers of VIP, who are significant shareholders of the Company, of $10 million and accrued interest of $169 thousand as of December 31, 2018.

The Company leases office and warehouse space from a company under common control of the Sellers, commencing on January 17, 2018. The Company incurred rent expenses of $373 thousand for the year ended December 31, 2018.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies.  The Company’s annual premium expense, paid to Moreton and subsequently transferred to insurance providers, was $1.5 million in 2018.  Mr. Christensen was paid a commission of approximately $75 thousand by Moreton for the sale of such insurance policies to the Company.

Note 16 – Quarterly information (unaudited)

($'s in 000's, except per share amounts)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2018:
Product sales	$97,851	$148,713	$108,524	$95,141
Services revenue	17,215	22,429	22,858	15,883
Gross profit	15,883	26,318	24,182	16,905
Selling, general, and administrative expenses	18,968	16,943	17,621	18,728
Operating income	(3,226)	8,916	6,911	(4,853)
Net income (loss)	(3,957)	5,398	3,902	(5,256)
Basic net income (loss) per common share	$(0.14)	$0.16	$0.13	$(0.16)
Diluted net income per common share	$(0.14)	$0.16	$0.13	$(0.16)
Basic weighted average shares	14,574,883	15,980,111	16,943,630	21,282,724
Diluted weighted average shares	14,574,883	16,008,046	17,238,918	21,282,724
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
2017:
Net sales	$67,029	$87,178	$60,554	$51,926
Gross profit	12,200	15,951	12,517	10,526
Selling, general, and administrative expenses	7,405	9,277	10,739	10,484
Operating income	4,795	6,674	1,778	42
Net income (loss)	4,279	6,070	859	(3,391)
Basic net income per common share(1)	—	—	$(0.02)	$(0.25)
Diluted net income per common share(1)	—	—	$(0.02)	$(0.25)
Basic weighted average shares(1)	—	—	13,222,583	13,222,583
Diluted weighted average shares(1)	—	—	13,222,583	13,222,583

(1)   Number of shares out standing and earnings per share prior to our IPO on July 26, 2017 are not reported, see Note 8 in the accompanying consolidated financial statements.

Note 17 – Employee Benefit Plans

The Company sponsors  401(k) defined contribution plans at certain subsidiaries.  The plans are generally for employees who are at least age 21 and have completed 1,000 hours of service. Participants may elect to defer up to 100% of compensation. The Company makes matching contributions of 100% of the employee deferrals up to 4% of compensation. The Company may also make discretionary profit sharing contributions each year, which are allocated to each eligible participant based on compensation. The Company made matching contributions of $0.3 million for the year ended December 31, 2018.  No benefit plans were in place for the years ended December 31, 2017 or 2016.

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

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of the Registrant’s registered public accounting firm due to an exemption established by rules of the SEC for emerging growth companies.

Changes in Internal Control Over Financial Reporting

In relation to the closing of the VIP and HBH acquisitions, as outlined in Note 2, management implemented changes to internal control activities, including enhanced policies and review procedures pertaining to the use of valuation service providers, opening balance sheet determination, intercompany transactions, and segment reporting.

There were no other changes in our internal control over financial reporting that occurred during our annual period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and and our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors’ section of this annual report on Form 10-K.

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

Item 9B - Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2019.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11 – Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2019.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2019.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13 – Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2019.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of the Company to be held in 2019.  The Company intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Unit Purchase Agreement dated January 5, 2018	8-K	001-38163	2.1	1/8/18
3.1	Amended and Restated Certificate of Incorporation of PetIQ, Inc.	S-1/A	333-218955	3.1	7/11/17
3.2	Bylaws of PetIQ, Inc.	S-1/A	333-218955	3.2	7/6/17
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38163	3.1	6/1/18
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	7/17/17
4.2	Registration Rights Agreement	S-3	333-227186	4.1	9/4/18
4.3	Registration Rights Agreement	S-3	333-227186	4.2	9/4/18
4.4	PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees	S-8	333-223635	4.3	3/13/18
10.1	A&R Credit Agreement dated as of January 17, 2018 among PetIQ, LLC, as a Borrower Representative, the other credit parties party hereto, East West Bank and the other Lenders Party Hereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	8-K	001-38163	10.2	1/23/18
10.2	Letter Agreement, dated January 17, 2018, by and among PetIQ, Inc., PetIQ Holdings, LLC, PetIQ, LLC, Community Veterinary Clinics, LLC, VIP Petcare Holdings, Inc., Will Santana, Kenneth Pecoraro, and the Equity Support Holders party thereto	8-K	001-38163	10.1	1/23/18
10.3	Term Loan Credit Agreement, dated January 17, 2018 by and among PetIQ, LLC, Ares Capital Corporation and the other Lenders party there, and Ares Capital Corporation, as Administrative Agent	8-K	001-38163	10.3	1/23/18
10.4	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	7/6/17
10.5*	Employment Agreement, dated as of January 17, 2018, by and between PetIQ, LLC and Will Santana	8-K	001-38163	10.4	1/23/18
10.6*	Chief Financial Officer Employment Offer	DRS/A		10.10	5/13/16
10.7*	PetIQ Inc. 2017 Omnibus Incentive Plan	S-1/A	333-218955	10.11	7/6/17
10.8	Form of Indemnification Agreement	S-1/A	333-218955	10.13	7/20/17
10.9	Credit Agreement, Dated as of December 21, 2016 among PetIQ, LLC, as a Borrower and as Borrower Representative, The Other Credit Parties Part Hereto, East West Bank and the other Lenders Party Hereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	S-1	333-218955	10.14	6/23/17
10.10**	First Amendment to PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement
10.11	First Amendment and Joinder dated as of August 9, 2018, to Credit Agreement dated as January 17, 2018	10-Q	001-38163	10.1	8/14/18
10.12*	PetIQ Inc. 2017 Omnibus Incentive Plan Form of Nonqualified Stock Option Agreement	10-Q	001-38163	10.2	11/14/18
10.13	Employment and Non-Competition Agreement	8-K	001-38163	10.1	9/20/18

10.14*	PetIQ Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Agreement	10-Q	001-38163	10.3	11/14/18
10.15*	PetIQ Inc. 2017 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	333-218955	10.11	11/14/18
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

March 12, 2019	/s/ John Newland
John Newland
Chief Financial Officer

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and John Newland, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2019.

SIGNATURE	TITLE

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer)
McCord Christensen	Officer and Chairman of the Board

/s/ John Newland	Chief Financial Officer (principal financial and accounting officer)
John Newland	Officer

/s/ Mark First	Director
Mark First

/s/ James Clarke	Director
James Clarke

/s/ Ronald Kennedy	Director
Ronald Kennedy

/s/ Gary Michael	Director
Gary Michael

/s/ Will Santana	Director
Will Santana	Executive Vice President

/s/ Larry Bird	Director
Larry Bird