Form 10-Q
period 2019-03-31
PetIQ, Inc.
filed 2019-05-09
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	PETQ	The Nasdaq Global Select Market

As of May 8, 2019, we had 22,361,504 shares of Class A common stock and 5,840,196 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, $’s in 000’s except for share and per share amounts)

	March 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$54,367	$66,360
Accounts receivable, net	65,466	45,007
Inventories	112,539	92,142
Other current assets	4,313	4,212
Total current assets	236,685	207,721
Property, plant and equipment, net	26,811	27,335
Operating lease right of use assets	9,860	—
Deferred tax assets	46,585	43,946
Other non-current assets	2,667	2,857
Intangible assets, net	87,366	88,546
Goodwill	125,279	125,029
Total assets	$535,253	$495,434
Liabilities and equity
Current liabilities
Accounts payable	$71,023	$54,768
Accrued wages payable	4,158	5,295
Accrued interest payable	607	728
Other accrued expenses	919	1,154
Current portion of operating leases	2,862	—
Current portion of long-term debt and finance leases	2,446	2,251
Total current liabilities	82,015	64,196
Operating leases, less current installments	7,170	—
Long-term debt	115,274	107,418
Finance leases, less current installments	1,944	2,319
Other non-current liabilities	268	524
Total non-current liabilities	124,656	110,261
Commitments and contingencies
Equity
Additional paid-in capital	271,916	262,219
Class A common stock, par value $0.001 per share, 125,000,000 shares authorized, 22,156,706 and 21,619,875 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	22	22
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized, 6,027,847 and 6,546,791 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	7
Accumulated deficit	(2,839)	(4,450)
Accumulated other comprehensive loss	(941)	(1,316)
Total stockholders' equity	268,164	256,481
Non-controlling interest	60,418	64,496
Total equity	328,582	320,977
Total liabilities and equity	$535,253	$495,434

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Income (loss)

(Unaudited, $’s in 000’s except for share and per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018

Product sales	$126,084	$97,851
Services revenue	22,352	17,215
Total net sales	148,436	115,066
Cost of products sold	108,064	84,586
Cost of services	15,642	14,597
Total cost of sales	123,706	99,183
Gross profit	24,730	15,883
Operating expenses
General and administrative expenses	20,538	18,968
Contingent note revaluations (gain) loss	(680)	141
Operating income (loss)	4,872	(3,226)
Interest expense, net	(1,937)	(1,765)
Foreign currency loss, net	(122)	(78)
Other income, net	13	45
Total other expense, net	(2,046)	(1,798)
Pretax net income (loss)	2,826	(5,024)
Income tax (expense) benefit	(500)	1,067
Net income (loss)	2,326	(3,957)
Net income (loss) attributable to non-controlling interest	715	(1,929)
Net income (loss) attributable to PetIQ, Inc.	$1,611	$(2,028)
Net income (loss) per share attributable to PetIQ, Inc. Class A common stock
-Basic	$0.07	(0.14)
-Diluted	$0.07	(0.14)
Weighted Average shares of Class A common stock outstanding
-Basic	21,800,033	14,574,883
-Diluted	21,977,898	14,574,883

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, $’s in 000’s)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income (loss)	$2,326	$(3,957)
Foreign currency translation adjustment	539	436
Comprehensive income (loss)	2,865	(3,521)
Comprehensive income attributable to non-controlling interest	848	(1,767)
Comprehensive income (loss) attributable to PetIQ	$2,017	$(1,754)

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, $’s in 000’s)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$2,326	$(3,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	3,091	2,522
Foreign exchange (gain) loss on liabilities	—	53
(Gain) Loss on disposition of property, plant, and equipment	(34)	(20)
Stock based compensation expense	1,544	698
Deferred tax adjustment	500	(1,067)
Contingent note revaluations	(680)	141
Other non-cash activity	17	(334)
Changes in assets and liabilities
Accounts receivable	(20,444)	(28,997)
Inventories	(20,366)	(27,238)
Prepaid expenses and other assets	21	16
Accounts payable	17,335	22,508
Accrued wages payable	(1,150)	(482)
Other accrued expenses	(359)	(2,274)
Net cash used in operating activities	(18,199)	(38,431)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	47	57
Purchase of property, plant, and equipment	(897)	(2,224)
Business acquisitions (net of cash acquired)	—	(91,986)
Net cash used in investing activities	(850)	(94,153)
Cash flows from financing activities
Proceeds from issuance of long-term debt	134,134	162,278
Principal payments on long-term debt	(125,717)	(59,533)
Tax Distributions to LLC Owners	(1,378)	(540)
Principal payments on finance lease obligations	(371)	(242)
Payment of deferred financing fees and debt discount	(50)	(2,613)
Exercise of options to purchase common stock	315	—
Net cash provided by financing activities	6,933	99,350
Net change in cash and cash equivalents	(12,116)	(33,234)
Effect of exchange rate changes on cash and cash equivalents	123	52
Cash and cash equivalents, beginning of period	66,360	37,896
Cash and cash equivalents, end of period	$54,367	$4,714

See accompanying notes to the condensed consolidated financial statements

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, $’s in 000’s)

	For the Three Months Ended March 31,
Supplemental cash flow information	2019	2018
Interest paid	$2,146	$831
Property, plant, and equipment acquired through accounts payable	(51)	(511)
Finance lease additions	210	34
Net change of deferred tax asset from step-up in basis	3,138	8,981
Income taxes paid	176	46
Accrued tax distribution	257	434
Non cash consideration - Contingent notes	—	6,900
Non cash consideration - Guarantee note	—	10,000
Non cash consideration - Issuance of Class B common stock and LLC Interests	—	90,031

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, $’s in 000’s)

		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2019	$(4,450)	$(1,316)	21,619,875	$22	6,546,791	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	(31)	518,944	1	(518,944)	(1)	5,049	(5,018)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,138	—	3,138
Accrued tax distributions	—	—	—	—	—	—	—	(257)	(257)
Other comprehensive loss	—	406	—	—	—	—	—	133	539
Stock based compensation expense	—	—	—	—	—	—	1,195	349	1,544
Exercise of Options to purchase Common Stock	—	—	16,553	0	—	—	315	—	315
Issuance of stock for vesting of RSU's	—	—	1,334	0	—	—	—	—	0
Net Income	1,611	—	—	—	—	—	—	715	2,326
Balance - March 31, 2019	$(2,839)	$(941)	22,156,706	$22	6,027,847	$6	$271,916	$60,418	$328,582

		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2018	$(3,493)	$(687)	13,222,583	$13	8,268,188	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	112	—	—	3,042,794	3	36,281	53,635	90,031
Exchange of LLC Interests held by LLC Owners	—	(126)	2,909,460	3	(2,909,460)	(3)	21,385	(21,259)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	8,981	—	8,981
Accrued tax distributions	—	—	—	—	—	—	—	(434)	(434)
Other comprehensive loss	—	274	—	—	—	—	—	162	436
Stock based compensation expense	—	—	—	—	—	—	396	302	698
Net loss	(2,028)	—	—	—	—	—	—	(1,929)	(3,957)
Balance - March 31, 2018	$(5,696)	$(427)	16,132,043	$16	8,401,522	$8	$137,916	$68,497	$200,314

See accompanying notes to the condensed consolidated financial statements

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ is a leading, rapidly growing pet health and wellness company. Through over 60,000 points of distribution across retail and e-commerce channels, PetIQ and VIP Petcare, a wholly-owned subsidiary, have a mission to make pet lives better by educating pet parents on the importance of offering regular, convenient access and affordable choices for pet preventative and wellness veterinary products and services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We are the managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all the business and affairs of Opco.

The condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 12, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are at cost, which approximates fair value due to their relatively short maturities. The guarantee notes are carried at cost, which approximates fair value as the stated interest rate is consistent with current market rates. Our term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amounts approximate fair value.

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	March 31, 2019	December 31, 2018
Liabilities:
2019 Contingent note	$2,000	$2,680

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) a portion of the purchase price was structured in the form of Contingent Notes (the “Contingent Notes”) that vest based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019 (“Measurement Dates”).  See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.  The Company is required to reassess the fair value of the Contingent Notes at each reporting period. As of December 31, 2018, $7.5 million was payable pursuant to the 2018 Contingent Note, subject to the same payment terms described below.  As such, the portion of the liability as it relates to the 2018 Contingent Note became fixed as of December 31, 2018.

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

The contingent consideration is included in long-term debt in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers due in July 2023 upon the achievement of the respective milestones discussed above.  The Contingent Notes will bear interest at a fixed rate of 6.75%, beginning upon the achievement of the respective milestones discussed above.

The following table summarizes the Level 3 activity related to the Contingent Notes:

	Three months ended
$'s in 000's	March 31, 2019	March 31, 2018
Balance at beginning of the period	$2,680	$—
Fair value of contingent consideration at VIP Acquisition date	—	6,900
Change in fair value of contingent consideration	(680)	141
Transfer out of level 3	—	—
Balance at the end of the period	$2,000	$7,041

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

Accounts receivable consists of the following as of:

$'s in 000's	March 31, 2019	December 31, 2018
Trade receivables	$61,618	$43,531
Other receivables	4,164	1,764
	65,782	45,295
Less: Allowance for doubtful accounts	(243)	(216)
Non-current portion of receivables	(73)	(72)
Total accounts receivable, net	$65,466	$45,007

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximate the first-in first-out (“FIFO”) method and includes earned rebate amounts.  The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value.  In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions.  Changes in these conditions may result in additional reserves.  Major components of inventories consist of the following as of:

$'s in 000's	March 31, 2019	December 31, 2018
Raw materials	$6,445	$6,106
Work in progress	54	94
Finished goods	106,040	85,942
Total inventories	$112,539	$92,142

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

Revenue is generally recognized for product sales on a point in time basis when product control is transferred to the customer.  In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time.

The Company determined that certain products manufactured to a customers specifications do not have an alternative future use at a reasonable profit margin due to costs associated with reworking, transporting and repackaging these products.  These products are produced subject to purchase orders that include an enforceable right to payment.  Therefore the Company determined that revenue on these products would be recognized over time, as the products are produced.  This represents a minor subset of the products the Company manufactures.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of March 31, 2019.

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

Contract balances

Contract asset and liability balances as of March 31, 2019 and December 31, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $97 thousand and $49 thousand for the three months ended March 31, 2019 and 2018, respectively.  Advertising costs were $655 thousand and $594 thousand for the three months ended March 31, 2019 and 2018, respectively.  Advertising costs do not include trade marketing programs which are part of net sales.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and limited liability company interests in Holdco, based on the portion of the LLC Interests owned by holders of Class B common stock and limited liability company interests in Holdco. As of March 31, 2019 and December 31, 2018 the non-controlling interest was approximately 21.4% and 23.2%, respectively.

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

Adopted Accounting Standard Updates

In February 2016, the FASB issued ASU 2016-02, Leases.  The Company adopted the provisions of this guidance effective January 1, 2019, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2019 and prior periods were not restated. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected the package of practical expedients and implemented internal controls and system functionality to enable the preparation of financial information upon adoption.  In addition, the Company has elected to apply the practical expedient to not separate the lease and non-lease components for all of the Company's leases.

The adoption of the new standard resulted in the recognition of a right of use asset and short-term and long-term liabilities recorded on the Company's consolidated balance sheet related to operating leases. Accounting for finance leases remained substantially unchanged. In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

Note 2 – Business Combination

VIP Acquisition

On January 17, 2018 PetIQ, Inc. completed the acquisition of VIP from VIP Holdings, LLC (“VIPH” or the “Sellers”).

The fair value of the consideration is summarized as follows:

$'s in 000's	Fair value
Current assets	$15,617
Property, plant, and equipment	8,885
Other assets, net	295
Intangible assets - Customer relationships (20 year useful life)	77,200
Intangible assets - Brand names (10 year useful life)	9,600
Goodwill	112,643
Total assets	224,240

Current liabilities	22,908
Capital lease obligations	3,032
Total liabilities	25,940

Estimated purchase price	$198,300

Cash paid, net of cash acquired	$92,082
LLC Interests and shares of Class B common stock	90,031
Guarantee note	10,000
Contingent notes	6,900
Post-closing working capital adjustment	(713)

Estimated fair value of total consideration transferred	$198,300

The definite-lived intangibles primarily relate to customer relationships and brand names. The $86.8 million represents the fair value and will be amortized over the estimated useful lives of the assets through January 2038. Amortization expense for these definite-lived intangible assets for the three ended March 31, 2019 and 2018 was $1.3 million and $1.0 million, respectively.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $49.8 million of the $112.6 million of goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes.  Goodwill was allocated to the Products and Services segments.

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

The estimate of fair value and purchase price allocation were based on information available at the time of closing the HBH Acquisition and the Company continues to evaluate the underlying inputs and assumptions. The Company is in process of finalizing valuation studies.  Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the HBH Acquisition.The purchase price allocation has been preliminarily allocated as follows:

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

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $5.0 million of the $7.6 million of goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes.  Goodwill was allocated to the Products segment.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	March 31, 2019	December 31, 2018
Leasehold improvements	$10,906	$10,776
Equipment	14,782	14,477
Vehicles and accessories	4,004	3,989
Computer equipment and software	6,131	5,839
Buildings	2,480	2,479
Furniture and fixtures	1,573	1,547
Land	660	660
Construction in progress	1,041	682
	41,577	40,449
Less accumulated depreciation	(14,766)	(13,114)
Total property, plant, and equipment	$26,811	$27,335

Depreciation expense related to these assets was $1.7 million and $1.3 million for the three months ended March  31, 2019 and 2018, respectively.

Note 4 – Intangible Assets and Goodwilll

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	March 31, 2019	December 31, 2018
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	82,178	82,124
Patents and processes	10 years	1,994	1,900
Brand names	10-15 years	10,513	10,470
Total amortizable intangibles		98,056	97,865
Less accumulated amortization		(11,206)	(9,835)
Total net amortizable intangibles		86,850	88,030
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$87,366	$88,546

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject foreign currency movements.  Amortization expense for three months ended March 31, 2019 and 2018, was $1.3 million and $1.1 million, respectively

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2019	$3,818
2020	6,642
2021	6,749
2022	6,740
2023	6,265
Thereafter	56,636

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2018 to March 31, 2019:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	5,064	—	5,064
Foreign currency translation	(285)	—	(285)
Acquisitions	72,986	47,264	120,250
Goodwill as of December 31, 2018	$77,765	$47,264	$125,029
Foreign currency translation	250	—	250
Goodwill as of March 31, 2019	$78,015	$47,264	$125,279

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

As of March 31, 2019, the Company had $22.1 million outstanding under the A&R Credit Agreement and $74.4 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.5% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.8% as a LIBOR rate loan.  Additionally the Company pays between 0.375% and 0.50% as an unused facility fee, depending on the amount borrowed.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of March 31, 2019, the Company was in compliance with these covenants.

Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017.  The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10.0 million to the sellers on July 17, 2023.  The note bears interest at a fixed 6.75% and requires quarterly interest payments.  As of December 31, 2018 $7.5 million was payable pursuant to the 2018 Contingent Note and up to $10 million may be payable pursuant to the 2019 Contingent Note.  See “Note – 2 Business Combinations”.  The $7.5 million note requires quarterly interest payments of 6.75% with the balance payable July 17, 2023.  The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2019	December 31, 2018
Term loans	$74,438	$74,625
Revolving credit facility	22,067	13,452
Mortgage	1,847	1,859
Contingent notes	2,000	2,680
Earned contingent note	7,500	7,500
Guaranteed note	10,000	10,000
Net discount on debt and deferred financing fees	(1,782)	(1,902)
	$116,070	$108,214
Less current maturities of long-term debt	(796)	(796)
Total long-term debt	$115,274	$107,418

Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of March 31, 2019, are as follows:

($'s in 000's)
Remainder of 2019	$597
2020	798
2021	800
2022	802
2023	111,247
Thereafter	1,608

The Company incurred debt issuance costs of $0.1 million related to the A&R Credit Agreement and zero related to the Term Loan during the three months ended March 31, 2019 and $2.4 million and $0.3 million related to the Term Loan and A&R Credit Agreement, respectively, during the three months ended March 31, 2018.

Note 6 –  Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2019 and 2025.  A portion of leases are denominated in foreign currencies.

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires most leases to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective method and used the effective date as our date of initial adoption. Prior year financial statements were not restated under the new standard and, therefore, those amounts are not presented below. For both operating and finance leases, the Company recognizes a right-of-use asset, which represents the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term.

We elected the short-term lease exemption for all leases that qualify.  This means leases having an initial term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease.

The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms, which is based on market and company specific information.

The effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at	Adjustments due	Balance at
$'s in 000's	December 31, 2018	to ASC 842	January 1, 2019
ASSETS
Property and equipment, net (1)	$27,335	$—	$27,335
Operating lease right-of-use assets	—	10,424	10,424
Other non-current assets	$2,857	$(116)	$2,741

LIABILITIES			—
Current portion of long-term debt and finance leases	$—	$2,921	$2,921
Operating Leases, less current installments	—	7,644	7,644
Current portion of long-term debt and finance leases(2)	2,251	—	2,251
Finance leases, less current installments	2,319	—	$2,319
Other non-current liabilities	$524	$(257)	$267

(1)	Finance lease right-of-use assets of $4.5 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.5 million of current portion of finance leases.

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	March 31, 2019
		Balance without
		adoption of	Effect of
$'s in 000's	As Reported	ASC 842	change
ASSETS
Property and equipment, net (1)	$26,811	$26,811	$—
Operating lease right-of-use assets	9,860	—	(9,860)
Other non-current assets	$2,667	$2,769	$102

LIABILITIES
Current portion of operating leases	$2,862	$—	$(2,862)
Operating leases, less current installments	7,170	—	(7,170)
Current portion of long-term debt and finance leases(2)	2,446	2,446	—
Finance leases, less current installments	1,944	1,944	—
Other non-current liabilities	$268	$494	$226

(1)	Finance lease right-of-use assets of $4.2 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.6 million of current portion of finance leases.

The components of lease expense were as follows:

Three Months
Ended
$'s in 000's	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$290
Interest on lease liabilities	50
Operating lease cost	910
Variable lease cost(1)	72
Short-term lease cost	14
Total lease cost	$1,336

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.95
Finance leases	2.65
Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.5%

Annual future commitments under non-cancelable leases as of March 31, 2019, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2019	$2,655	$1,231
2020	2,869	1,344
2021	2,032	660
2022	1,886	495
2023	1,579	119
Thereafter	28	19
Total minimum future obligations	$11,049	$3,868
Less interest	(1,017)	(275)
Present value of net future minimum obligations	10,032	3,593
Less current lease obligations	(2,862)	(1,649)
Long-term lease obligations	$7,170	$1,944

Supplemental cash flow information:

Three Months
Ended
$'s in 000's	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$50
Operating cash flows from operating leases	880
Financing cash flows from finance leases	371
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—
Finance leases	210

Annual future commitments under non-cancelable leases as of December 31, 2018 under ASC 840 were:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
2019	$3,318	$1,615
2020	2,685	1,296
2021	1,894	605
2022	1,765	433
2023	1,478	123
Thereafter	134	—
Total minimum future obligations	$11,274	$4,072
Less imputed interest		(298)
Total lease obligations		3,774
Less current obligations		(1,455)
Long-term lease obligations		$2,319

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

Our effective tax rate (ETR) from continuing operations was 17.7% and 21.2% for the three months ended March 31, 2019 and 2018, respectively. Income tax expense for the three months of 2019 and 2018 was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of the non-controlling interest income that is not taxable.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned.  In the three months ended March 31, 2019 and 2018, the Company made cash distributions of $1.4 million and $0.5 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes.  During the three months ended March 31, 2019 and 2018, the Company accrued $0.3 million and $0.4 million, respectively.

Note 8 – Earnings (Loss) per Share

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

(in 000's, except for per share amounts)	March 31, 2019	March 31, 2018
Numerator:
Net income (loss)	$2,326	$(3,957)
Less: net income (loss) attributable to non-controlling interests	715	(1,929)
Net income (loss) attributable to PetIQ, Inc. — basic and diluted	1,611	(2,028)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	21,800	14,575
Dilutive effects of stock options that are convertible into Class A common stock	171	—
Dilutive effect of RSUs	7	—
Weighted-average shares of Class A common stock outstanding -- diluted	21,978	14,575

Earnings (loss) per share of Class A common stock — basic	$0.07	$(0.14)
Earnings (loss) per share of Class A common stock — diluted	$0.07	$(0.14)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three months ended March 31, 2019 and 2018, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method.

Additionally, 1,455,562 stock options and restricted stock units have not been included in the diluted earnings per share calculation for the three months ended March 31, 2019, respectively, as they have been determined to be anti-dilutive under the treasury stock method.  All options and restricted stock units outstanding for the three months ended March 31, 2018 have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914,047 registered shares of Class A common stock for issuance under the Plan. As of March 31, 2019, 5,853 shares were available for issuance under the Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).  The Inducement Plan reserved 800,000 shares of Class A Common Stock of the Company.  As of March 31, 2019, no shares were available for issuance under the Inducement Plan.  All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.4 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.  The fair value of the stock option awards were determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	35.00%	35.00%
Risk-free interest rate (3)	2.74%	2.53%
Dividend yield (4)	0.00%	0.00%

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

The following table summarizes the activity of the Company’s unvested stock options for the period ended March 31,

2019.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Stock	Exercise	Intrinsic	Life
	Options	Price	Value	(years)
Outstanding at December 31, 2018	1,944,589	$23.45	5,527	9.1
Granted	319,387	27.73
Exercised	(16,553)	19.04
Forfeited	(43,000)	21.48
Cancelled	—
Outstanding at March 31, 2019	2,204,423	$24.14	$17,636	9.0
Options exercisable at March 31, 2019	356,356

The weighted average grant date fair value of stock options granted during the period ended March 31, 2019 was $10.82 per option. At March 31, 2019, total unrecognized compensation cost related to unvested stock options was $17.1 million and is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions.  Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant.  At March 31, 2019, total unrecognized compensation cost related to unvested RSUs was $3.9 million and is expected to vest over a weighted average 3.7 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.2 million for the three months ended March 31, 2019.  All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2019.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	50,758	$33.16
Granted	96,833	27.73
Settled	(1,334)	24.97
Forfeited	(1,893)	27.73
Nonvested RSUs at March 31, 2019	144,364	$29.67

There were grants of 4,004 RSUs for the three months ended March 31, 2018 .

Note 10 – Stockholders’ Equity

Acquisition

During the three months ended March 31,  2018, Holdco issued 4,200,000 LLC Interests and Class B common shares as consideration for the VIP Acquisition.

Exchanges

During the three months ended March 31, 2019, holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 518,944 Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock.  The LLC Agreement generally allows for conversions on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2018	6,546,791	21,619,875	28,166,666	23.2%	76.8%
Stock based compensation adjustments	—	17,887	17,887
Exchange transactions	(518,944)	518,944	—
As of March 31, 2019	6,027,847	22,156,706	28,184,553	21.4%	78.6%

For the three months ended March 31, 2019 and 2018, the Company owned a weighted average of 77.4% and 56.7% of Holdco, respectively.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended March 31, 2019 and 2018, two customers individually accounted for more than 10% of sales, together comprising 33% and 33% of net sales, respectively, for such periods.

At March 31, 2019, two Product Segment customers individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 61% of outstanding trade receivaables, net.  At December 31, 2018 one Product Segment customer, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 43%,  of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

On April 4, 2018, Med Vets, Inc. and  Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make.  The Company has not accrued for any contingency at March 31, 2019, as the Company does not consider any contingency to be probable or estimable.  The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Note 14 – Segments

Effective January 17, 2018, the Company has two operating segments: Products and Services. The Products segment consists of the Company’s manufacturing and distribution business.  Services represents all veterinary services, and related product sales, provided by the Company directly to consumers. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker to make resource allocation decisions and to evaluate performance.  Certain corporate costs are not included in this analysis, such as accounting, legal, human resources, information technology and corporate headquarters expenses.  Additionally certain expense types are allocated to the corporate portion of the Company, such as stock based compensation, amortization expense on intangible assets, interest expense, foreign currency exchange adjustments, and income taxes.  The period from January 1, 2018 to January 16, 2018 has been recast to reflect these reportable operating segments.

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's
March 31, 2019	Products	Services	Corporate	Consolidated
Net Sales	$126,084	$22,352	$—	$148,436
Operating income (loss)	13,003	3,017	(11,148)	4,872
Interest expense	—	—	(1,937)	(1,937)
Foreign currency loss, net	—	—	(122)	(122)
Other income, net	—	—	13	13
Depreciation expense	553	524	576	1,653
Amortization expense	$—	$—	$1,279	$1,279

$'s in 000's
March 31, 2018	Products	Services	Corporate	Consolidated
Net Sales	$97,851	$17,215	$—	$115,066
Operating income (loss)	8,949	(356)	(11,819)	(3,226)
Interest expense	—	—	(1,765)	(1,765)
Other income, net	—	—	45	45
Foreign currency loss, net	—	—	(78)	(78)
Depreciation expense	462	547	241	1,250
Amortization expense	$—	$—	$1,140	$1,140

Supplemental geographic disclosures are below.

	three months ended March 31, 2019
$'s in 000's	U.S.	Foreign	Total
Product segment sales	$124,451	$1,633	$126,084
Service segment revenue	22,352	—	22,352
Total net sales	$146,803	$1,633	$148,436

	three months ended March 31, 2018
$'s in 000's	U.S.	Foreign	Total
Product segment sales	$96,256	$1,595	$97,851
Service segment revenue	17,215	—	17,215
Total net sales	$113,471	$1,595	$115,066

Property, plant, and equipment by geographic location is below.

	March 31, 2019	December 31, 2018
United States	$25,762	$26,268
Europe	1,049	1,067
Total	$26,811	$27,335

Note 15 – Related Parties

As discussed in Note 7– “Income Taxes”, the Company has accrued tax distributions that are payable to holders of Class B common stock and LLC Interests to facilitate the payment of periodic estimated tax obligations by such holders.  At March 31, 2019, and December 31, 2018, the Company had an accrual of $71 thousand and $1.2 million, respectively, for estimated tax distributions, which are included in accounts payable on the condensed consolidated balance sheets.

As discussed in Note 5– “Debt”, the Company has notes payable to the sellers of VIP, who are significant shareholders of the Company, of $17.5 million in aggregate as of December 31, 2018 and March 31, 2019 and accrued interest of $169 thousand as of December 31, 2018. The Company paid $440 thousand of interest in the three months ended March 31, 2019, of which $271 thousand related to the three months ended March 31, 2019.    Additionally, up to $10 million may be due under the 2019 Contingent note, in the event the note is earned.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $73 thousand and $73 thousand in the three months ended March 31, 2019 and 2018, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies.  The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $137 thousand for the three months ended March 31, 2019 and $109 thousand for the three months ended March 31, 2018. Mr. Chris Christensen was paid a commission of approximately $7 thousand and $5 thousand for the three months ended March 31, 2019 and 2018, respectively, by Moreton for the sale of such insurance policies to the Company.

Note 16 – Subsequent events

On May 8, 2019, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and among PetIQ, LLC (“Buyer”), L. Perrigo Company (“Seller”), Perrigo Company plc and the Company.  Upon the terms and subject to the conditions set forth in the Purchase Agreement, Buyer will acquire all of the outstanding capital stock of Sergeant’s Pet Care Products, Inc., including any assets related to Perrigo’s animal health business (the “Business”), from Seller, resulting in the Business becoming an indirect wholly-owned subsidiary of the Company (the “Acquisition”).

The purchase price for the Acquisition is $185 million in cash, subject to customary adjustments for net working capital, closing indebtedness and transaction expenses.  The Purchase Agreement contains customary representations and warranties, covenants and agreements, including, among others, in the case of Seller to conduct the Business in the ordinary course of business during the period between the execution of the Purchase Agreement and the consummation of the Acquisition.  In addition, the parties to the Purchase Agreement have agreed to indemnify each other for certain liabilities arising out of the Purchase Agreement, subject to various limitations including, among other things caps and time limitations.  Buyer will also obtain representation and warranty insurance that provides coverage for certain breaches of, and inaccuracies in, representations and warranties made by Seller in the Purchase Agreement, subject to exclusions, deductibles and other terms and conditions.

The obligation of the parties to close the Acquisition is subject to customary closing conditions, including the receipt of antitrust clearance in the United States.  The Purchase Agreement may be terminated in certain circumstances including, among other things, if the parties fail to receive antitrust clearance in the United States by May 7, 2020 or if Buyer and Seller mutually agree there is no reasonable likelihood that the Transaction will receive antitrust clearance in the United States by May 7, 2020, in which case Buyer shall pay Seller a termination fee of $5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements for the year ended December 31, 2018 and related notes included in the annual report  for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business

Overview

PetIQ is a leading, rapidly growing pet health and wellness company. Through over 60,000 points of distribution across retail and e-commerce channels, PetIQ and VIP Petcare, a wholly-owned subsidiary, have a mission to make pet lives better by educating pet parents on the importance of offering regular, convenient access and affordable choices for pet preventative and wellness veterinary products and services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We are the sole managing member of PetIQ Holdings, LLC ("Holdco"), a Delaware limited liability company, which is the sole member of PetIQ, LLC ("Opco") and, through Holdco, operate and control all of the business and affairs of Opco.

Our sales occur predominantly in the U.S. and Canada. Approximately 99% of our three months ended March 31, 2019 and 2018 net sales were generated from customers located in the United States and Canada, with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Products; and (ii) Services. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.

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

Net Income

Our net income for future periods will be affected by the various factors described above as well as the impact on our tax rate from our fluctuating ownership of Holdco.

Results of Operations

The following table sets forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Product sales	$126,084	$97,851	84.9%	85.0%
Services revenue	22,352	17,215	15.1%	15.0%
Total net sales	148,436	115,066	100.0%	100.0%
Cost of products sold	108,064	84,586	72.8%	73.5%
Cost of services	15,642	14,597	10.5%	12.7%
Total cost of sales	123,706	99,183	83.3%	86.2%
Gross profit	24,730	15,883	16.7%	13.8%
General and administrative expenses	20,538	18,968	13.8%	16.5%
Contingent note revaluations (gain) loss	(680)	141	(0.5)%	0.1%
Operating income	4,872	(3,226)	3.3%	(2.8)%
Interest expense	(1,937)	(1,765)	(1.3)%	(1.5)%
Foreign currency loss, net	(122)	(78)	(0.1)%	(0.1)%
Other income, net	13	45	0.0%	0.0%
Total other expense, net	(2,046)	(1,798)	(1.4)%	(1.6)%
Pretax net income (loss)	2,826	(5,024)	1.9%	(4.4)%
Income tax (expense) benefit	(500)	1,067	(0.3)%	0.9%
Net income (loss)	$2,326	$(3,957)	1.6%	(3.4)%

Three Months Ended March 31,  2019 Compared With Three Months Ended March 31,  2018

Net sales

Product sales increased $28.2 million or 29%, to $126.1 million for the three months ended March 31, 2019, compared to $97.9 million for the three months ended March 31,  2018. This increase was driven by expanding item count at existing customers of existing items, as well as customer program expansion.

Service revenue was $22.4 million in the three months ended March 31, 2019 compared to $17.2 million in the prior comparable period.  The increase was driven by growth in pet counts within mobile clinics, as well as newly opened wellness centers.

Gross profit

Gross profit increased by $8.8 million, or 56%, to $24.7 million for the three months ended March 31, 2019, compared to $15.9 million for the three months ended March 31, 2018.  This increase is due to the significant sales growth, the operational improvements made in the services segment by rationalizing unproductive clinics, and product sales mix.

Gross margin increased to 16.7% for the three months ended March 31, 2019, from 13.8% for the three months ended March 31, 2018.

General and administrative expenses

General and administrative expenses increased by $1.6 million or 8% to $20.5 million for the three months ended March 31, 2019 compared to $19.0 million for the three months ended March 31, 2018.  As a percentage of net sales, G&A has come down from 16.5% in the first three months of 2018 to 13.8% for the first three months of 2019, primarily driven sales growth outpacing G&A growth.The increase in total expense reflects:

•	Increased stock based compensation expense on additional grants supporting company growth of approximately $0.8 million;

•	Increased compensation and benefits to support overall company growth, the addition of the HBH subsidiary, and the adoption of harmonized benefits across the entire organization;
•	Increased professional service costs including legal and accounting to support the growth of the business; and
•	offset by the non-recurrence in 2018 of certain costs associated with the VIP Acquisition.

Interest expense, net

Interest expense, net increased $0.2 million to $1.9 million for the three months ended March 31, 2019, compared to $1.8 million for the three months ended March 31, 2018. This increase was driven by increasing rates on variable rate debt,  offset by additional intest income from the Company’s cash and cash equivalents related to the public offering that was completed in October of 2018.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $7.9 million to $2.8 million for the three months ended March 31, 2019 compared to pre-tax net loss of $5.0 million for the three months ended March 31, 2018.

Provision for income taxes

Our effective tax rate was 17.7% and 21.2% for the three months ended March 31, 2019 and 2018, respectively, with tax expense of $0.5 million and tax benefit of $1.1 million.  The Company’s tax rate is impacted by the ownership structure, which changes over time.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA plus acquisition costs, stock based compensation expense, purchase accounting  inventory adjustment, fair value adjustment to contingent consideration, new clinic launch expenses, integration and costs of discontinued clinics, and operations of non same-store operations as defined below. Adjusted EBITDA adjusts for transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management: (i) as a factor in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended
	March 31, 2019	March 31, 2018
Net income (loss)	$2,326	$(3,957)
Plus:
Tax expense (benefit)	500	(1,067)
Depreciation	1,654	1,250
Amortization	1,279	1,140
Interest	1,937	1,765
EBITDA	$7,696	$(869)
Acquisition costs(1)	576	3,215
Stock based compensation expense	1,544	698
Purchase accounting adjustment to inventory	—	1,502
Non same-store revenue(2)	(1,516)	(221)
Non same-store costs(2)	3,252	388
Fair value adjustment of contingent note	(680)	141
Integration costs and costs of discontinued clinics	—	371
Clinic launch expenses(3)	—	365
Adjusted EBITDA	$10,872	$5,590

(1)	Acquisition costs relating to various acquisitions, both completed and contemplated.
(2)

Non same-store revenue and costs are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results. There were 25 wellness centers, 6 regions, and one new host partner that had less than six trailing quarters of operating results for the three months March 31, 2019 six wellness centers and 2 regions for the three months ended March 31, 2018.

(3)	Clinic launch expenses represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity contributions. As of March 31, 2019 and December 31, 2018, our cash and cash equivalents were $54.4 million and $66.4 million respectively. As of March 31,  2019, we had $22.1 million outstanding under a revolving credit facility,

$74.4 million under a term loan, $17.5 million due under guaranteed notes, and $1.8 million outstanding under a mortgage.  Up to an additional $10 million may be payable payable pursuant to the 2019 Contingent Note. The debt agreements bear interest at rates between 4.35% and 7.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2019 and December 31, 2018, we had working capital (current assets less current liabilities) of $154.7 million and $143.5 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $18.2 million for the three months ended March 31, 2019, compared to cash used in operating activities of $38.4 million for the three months ended March 31, 2018. The change in operating cash flows primarily reflects higher earnings, offset partially by high non-cash items such as depreciation and amortization.  Working capital uses are driven by increased accounts receivable resulting from our growing net sales and higher inventory to support growing net sales.  Net changes in assets and liabilities accounted for $25.0 million in cash used in operating activities for the three months ended March 31, 2019 compared to $36.5 million of cash used in operating activities for the three months ended March 31, 2018.

Cash used in Investing Activities

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2019, compared to $94.2 million for the three months ended March 31, 2018. The decrease in net cash used in investing activities is a result of the VIP Acquisition that occurred in the prior year period.

Cash provided by Financing Activities

Net cash provided by financing activities was $6.9 million for the three months ended March 31, 2019 compared to $99.4 million in net cash provided by financing activities for the three months ended March 31, 2018.  This decrease in cash provided by financing activities is primarily driven by the Company’s new debt taken out to finance the VIP Acquisition in the prior year period.

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

As of March 31, 2019, the Company had $22.1 million outstanding under the A&R Credit Agreement and $74.4 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.5% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.8% as a LIBOR rate loan.  Additionally the Company pays between 0.375% and 0.50% as an unused facility fee, depending on the amount borrowed.

The A&R Credit Agreement and Term Loan contain certain covenants and restrictions including a fixed charge coverage ratio and a first lien net leverage ratio and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of March 31, 2019, the Company was in compliance with these covenants.  The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with consolidated EBITDA.

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

Also in connection with the VIP Acquisition, the Company has entered into an additional guarantee note, generated from an EBITDA target established and met by the Company, which requires the Company to pay $7.5 million on July 17, 2023. The note bears interest at a fixed 6.75% and requires quarterly interest payments.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2019, we had variable rate debt of approximately $96.5 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended March 31, 2019 ended by approximately $0.2 million.

Item 4.  Controls and Procedures.

Internal Control over Financing Reporting

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification 842,  Leases (“Topic 842”).  The adoption of Topic 842 had a material impact on our Balance sheet, with no significant impact to our Condensed Consolidated Statement of Operations or Cash Flows, and as such we implemented certain changes to our lease and contract management related control activities to enhance policies and periodic review procedures to incorporate specific Topic 842 considerations.

There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March  31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 4, 2018, Med Vets, Inc. and  Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On April 22, 2019 the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims.

We are from time to time subject to, and are presently involved in, litigation and other proceedings. Other than the litigation described above, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Item 5. Other Information

On May 9, 2019, PetIQ, LLC, an indirect wholly owned subsidiary of the Company, entered into an amended and restated employment and non-competition agreement with McCord Christensen, the Company’s Chief Executive Officer (the “A&R Christensen Employment Agreement”) and an employment and non-competition agreement with John Newland, the Company’s Chief Financial Officer (the “Newland Employment Agreement”).  Descriptions of the agreements are set forth below.

A&R Christensen Employment Agreement

The A&R Christensen Employment Agreement amends and restates the employment agreement between the Company and Mr. Christensen that was originally entered into effective May 31, 2012. Pursuant to the A&R Christensen Employment Agreement, Mr. Christensen will serve as Chief Executive Officer for a term of three years, plus automatic one-year renewals thereafter absent notice of termination. The A&R Christensen Employment Agreement provides for an annual base salary of $515,000, participation in the Company’s annual cash bonus plan, with a cash bonus target equal to 100% of his annual base salary, and eligibility to receive equity awards under the Company’s 2017 Omnibus Incentive Plan.

In the event that Mr. Christensen’s employment is terminated by the Company without “cause” or for “good reason” (each as defined in the A&R Christensen Employment Agreement), Mr. Christensen would be entitled to receive cash severance in an amount equal to the greater of (i) $2,000,000 or (ii) the aggregate of two times the sum of his annual base salary and the annual bonus he received for the fiscal year ending immediately prior to his termination date, with the first $2,000,000 of such severance payable in a lump sum, and the excess of the severance over $2,000,000 (if any) payable in substantially equal installments over the 24 months following the separation date. Mr. Christensen would also be entitled to receive immediate vesting of all outstanding equity-based awards held by him at the time of the termination, including vesting at target for any performance-vesting equity awards. Receipt of all severance benefits is subject to Mr. Christensen’s timely execution and non-revocation of a general release of claims in favor of the Company. Mr. Christensen may resign his employment for any reason upon giving the Company no less than 30 days’ notice.

Mr. Christensen is subject to certain restrictive covenants, including provisions regarding non-competition and non-solicitation of employees, independent contractors, clients, customers or suppliers, while employed by the Company and for a period of (i) four years following the termination of his employment for any reason prior to December 31, 2020 or (ii) three years following the termination of his employment for any reason on or after December 31, 2020.

Newland Employment Agreement

The Newland Employment Agreement supersedes the offer letter between Mr. Newland and the Company, dated March 6, 2014. Pursuant to the Newland Employment Agreement, Mr. Newland will serve as Chief Financial Officer for a term of one year, plus automatic one-year renewals thereafter absent notice of termination. The Newland Employment Agreement provides for an annual base salary of $386,250, participation in the Company’s annual cash bonus plan, with an anticipated cash bonus target equal to 100% of his annual base salary, and eligibility to receive equity awards under the Company’s 2017 Omnibus Incentive Plan.

In the event that Mr. Newland’s employment is terminated by the Company without “cause” (as defined in the Newland Employment Agreement), Mr. Newland would be entitled to receive continued payment of his annual base salary for 12 months following the separation date. Receipt of severance is subject to Mr. Newland’s timely execution and non-revocation of a general release of claims in favor of the Company. Mr. Newland may resign his employment for any reason upon giving the Company no less than 30 days’ notice.

Mr. Newland is subject to certain restrictive covenants, including provisions regarding non-competition and non-solicitation of employees, independent contractors, clients, customers or suppliers, while employed by the Company and for a period of 12 months following the termination of his employment for any reason.

The descriptions of the Christensen and Newland Employment Agreements are qualified in their entirety by reference to the full text of such agreements, copies of which are filed herewith as exhibits and are incorporated by reference herein.

Item 6. Exhibits.

2.1	Purchase and Sale Agreement, dated May 8, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc and PetIQ, Inc.
10.1*+	Amended and Restated Employment and Non-Competition Agreement, dated as of May 9, 2019, between PetIQ, LLC and McCord Christensen
10.2*+	Employment and Non-Competition Agreement, dated as of May 9, 2019, between PetIQ, LLC and John Newland
10.3*+	Employment and Non-Competition Agreement, dated as of May 9, 2019, between PetIQ, LLC and R. Michael Herrman
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ Management compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

May 9, 2019	/s/ John Newland
John Newland
Chief Financial Officer