Form 10-Q
period 2019-06-30
PetIQ, Inc.
filed 2019-08-08
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 8, 2019, we had 22,976,976 shares of Class A common stock and 5,246,252 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

	June 30, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$36,564	$66,360
Accounts receivable, net	85,129	45,007
Inventories	98,433	92,142
Other current assets	2,874	4,212
Total current assets	223,000	207,721
Property, plant and equipment, net	26,303	27,335
Operating lease right of use assets	11,990	—
Deferred tax assets	48,620	43,946
Other non-current assets	2,896	2,857
Intangible assets, net	85,995	88,546
Goodwill	125,040	125,029
Total assets	$523,844	$495,434
Liabilities and equity
Current liabilities
Accounts payable	$61,234	$54,768
Accrued wages payable	6,725	5,295
Accrued interest payable	547	728
Other accrued expenses	877	1,154
Current portion of operating leases	3,306	—
Current portion of long-term debt and finance leases	2,338	2,251
Total current liabilities	75,027	64,196
Operating leases, less current installments	8,895	—
Long-term debt, less current installments	99,723	107,418
Finance leases, less current installments	1,768	2,319
Other non-current liabilities	254	524
Total non-current liabilities	110,640	110,261
Commitments and contingencies
Equity
Additional paid-in capital	282,343	262,219
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 22,750 and 21,620 shares issued and outstanding, respectively	22	22
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 5,462 and 6,547 shares issued and outstanding, respectively	7	7
Retained Earnings (Accumulated deficit)	976	(4,450)
Accumulated other comprehensive loss	(1,327)	(1,316)
Total stockholders' equity	282,020	256,481
Non-controlling interest	56,157	64,496
Total equity	338,177	320,977
Total liabilities and equity	$523,844	$495,434

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Income

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Product sales	$194,606	$148,713	$320,690	$246,564
Services revenue	26,028	22,429	48,380	39,644
Total net sales	220,634	171,142	369,070	286,208
Cost of products sold	167,845	127,583	275,909	212,169
Cost of services	17,889	17,241	33,531	31,838
Total cost of sales	185,734	144,824	309,440	244,007
Gross profit	34,900	26,318	59,630	42,201
Operating expenses
General and administrative expenses	24,450	16,943	44,988	35,911
Contingent note revaluations loss	1,460	459	780	600
Operating income	8,990	8,916	13,862	5,690
Interest expense, net	(2,242)	(2,216)	(4,179)	(3,981)
Foreign currency gain (loss), net	49	136	(73)	58
Other income (expense), net	2	(418)	15	(373)
Total other expense, net	(2,191)	(2,498)	(4,237)	(4,296)
Pretax net income	6,799	6,418	9,625	1,394
Income tax (expense) benefit	(881)	(1,020)	(1,381)	47
Net income	5,918	5,398	8,244	1,441
Net income attributable to non-controlling interest	2,103	2,899	2,818	970
Net income attributable to PetIQ, Inc.	$3,815	$2,499	$5,426	$471
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.17	$0.16	$0.25	$0.03
Diluted	$0.17	$0.16	$0.24	$0.03
Weighted Average shares of Class A common stock outstanding
Basic	22,365	15,980	22,087	15,285
Diluted	22,597	16,008	22,284	15,329

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in 000’s)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$5,918	$5,398	$8,244	$1,441
Foreign currency translation adjustment	(526)	(725)	(27)	(289)
Comprehensive income	5,392	4,673	8,217	1,152
Comprehensive income attributable to non-controlling interest	1,998	2,668	2,806	901
Comprehensive income attributable to PetIQ	$3,394	$2,005	$5,411	$251

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$8,244	$1,441
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	6,056	5,714
Foreign exchange gain on liabilities	—	(41)
Gain on disposition of property, plant, and equipment	(62)	(49)
Stock based compensation expense	3,146	1,454
Deferred tax adjustment	1,638	(47)
Contingent note revaluations	780	600
Other non-cash activity	56	(334)
Changes in assets and liabilities
Accounts receivable	(40,218)	(20,820)
Inventories	(6,294)	(29,384)
Other assets	1,250	2,654
Accounts payable	6,656	31,859
Accrued wages payable	1,407	410
Other accrued expenses	(717)	(2,304)
Net cash used in operating activities	(18,058)	(8,847)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	69	103
Purchase of property, plant, and equipment	(1,730)	(4,732)
Business acquisitions (net of cash acquired)	—	(92,083)
Net cash used in investing activities	(1,661)	(96,712)
Cash flows from financing activities
Proceeds from issuance of long-term debt	323,144	299,078
Principal payments on long-term debt	(331,856)	(215,964)
Tax Distributions to LLC Owners	(1,378)	(574)
Principal payments on finance lease obligations	(737)	(561)
Payment of deferred financing fees and debt discount	(50)	(2,613)
Exercise of options to purchase common stock	798	—
Net cash (used in) provided by financing activities	(10,079)	79,366
Net change in cash and cash equivalents	(29,798)	(26,193)
Effect of exchange rate changes on cash and cash equivalents	2	(31)
Cash and cash equivalents, beginning of period	66,360	37,896
Cash and cash equivalents, end of period	$36,564	$11,672

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Six Months Ended June 30,
Supplemental cash flow information	2019	2018
Interest paid	$4,454	$3,104
Property, plant, and equipment acquired through accounts payable	(164)	(433)
Finance lease additions	315	34
Net change of deferred tax asset from step-up in basis	6,093	12,505
Income taxes paid	197	400
Accrued tax distribution	1,054	693
Non cash consideration - Contingent notes	—	6,900
Non cash consideration - Guarantee note	—	10,000
Non cash consideration - Issuance of Class B common stock and LLC Interests	—	90,031

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended June 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - March 31, 2019	$(2,839)	$(941)	22,157	$22	6,028	$6	$271,916	$60,418	$328,582
Exchange of LLC Interests held by LLC Owners	—	35	566	—	(566)	1	5,759	(5,794)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	2,955	—	2,955
Accrued tax distributions	—	—	—	—	—	—	—	(797)	(797)
Other comprehensive loss	—	(421)	—	—	—	—	—	(105)	(526)
Stock based compensation expense	—	—	—	—	—	—	1,230	332	1,562
Exercise of Options to purchase Common Stock	—	—	22	—	—	—	483	—	483
Issuance of stock for vesting of RSU's	—	—	5	—	—	—	—	—	—
Net Income	3,815	—	—	—	—	—	—	2,103	5,918
Balance - June 30, 2019	$976	$(1,327)	22,750	$22	5,462	$7	$282,343	$56,157	$338,177

	Six months ended June 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - December 31, 2018	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	4	1,085	—	(1,085)	—	10,808	(10,812)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	6,093	—	6,093
Accrued tax distributions	—	—	—	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss	—	(15)	—	—	—	—	—	(12)	(27)
Stock based compensation expense	—	—	—	—	—	—	2,425	721	3,146
Exercise of Options to purchase Common Stock	—	—	38	—	—	—	798	—	798
Issuance of stock for vesting of RSU's	—	—	7	—	—	—	—	—	—
Net Income	5,426	—	—	—	—	—	—	2,818	8,244
Balance - June 30, 2019	$976	$(1,327)	22,750	$22	5,462	$7	$282,343	$56,157	$338,177

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity (continued)

(Unaudited, in 000’s)

	Three months ended June 30, 2018
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - March 31, 2018	$(5,696)	$(427)	16,132	$16	8,402	$8	$137,916	$68,497	$200,314
ASC 606 adoption, net of tax	-	—	—	—	—	—	—	—	—
Issuance of equity for business combination	—	—	—	—	1,157	1	(1)	—	—
Exchange of LLC Interests held by Continuing LLC Owners	—	8	516	—	(516)	—	4,132	(4,140)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,524	—	3,524
Accrued tax distributions	—	—	—	—	—	—	—	(259)	(259)
Other comprehensive loss	—	(494)	—	—	—	—	—	(231)	(725)
Stock based compensation expense	—	—	—	—	—	—	483	273	756
Net income	2,499	—	—	—	—	—	—	2,899	5,398
Balance - June 30, 2018	$(3,197)	$(913)	16,648	$16	9,043	$9	$146,054	$67,039	$209,008

	Six months ended June 30, 2018
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - December 31, 2017	$(3,493)	$(687)	13,223	$13	8,268	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	112	—	—	4,200	4	36,280	53,635	90,031
Exchange of LLC Interests held by LLC Owners	—	(118)	3,425	3	(3,425)	(3)	25,517	(25,399)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	12,505	—	12,505
Accrued tax distributions	—	—	—	—	—	—	—	(693)	(693)
Other comprehensive loss	—	(220)	—	—	—	—	—	(69)	(289)
Stock based compensation expense	—	—	—	—	—	—	879	575	1,454
Net income	471	—	—	—	—	—	—	970	1,441
Balance - June 30, 2018	$(3,197)	$(913)	16,648	$16	9,043	$9	$146,054	$67,039	$209,008

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ is a leading, rapidly growing pet health and wellness company. Through points of distribution across retail and e-commerce channels, PetIQ has a mission to make pet lives better by educating pet parents on the importance of offering regular, convenient access and affordable choices for pet preventative and wellness veterinary products and services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We are the managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all the business and affairs of Opco.

The condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 12, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment and intangible assets; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of assets and liabilities in connection with acquisitions, the valuation of deferred tax assets, the valuation of inventories, and reserves for legal contingencies.

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

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	June 30, 2019	December 31, 2018
Liabilities:
2019 Contingent note	$3,460	$2,680

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

For the 2019 Contingent Note, a Monte Carlo simulation method was utilized in estimating the fair value (Level 3) of the Contingent Note. The simulation model is a numerical algorithm that generates thousands of scenarios for the future EBITDA in order to assess the probability of achieving the EBITDA hurdles. The valuation model simulates the last twelve months EBITDA from the Valuation Date to the end of each Measurement Date in one 'jump'. The Contingent Notes were valued within a risk-neutral option pricing framework with the real growth rate adjusted for the market price of EBITDA risk. The Company used the WACC less risk-free rate as a proxy for the EBITDA risk premium.

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

The following table summarizes the Level 3 activity related to the Contingent Notes:

	Six months ended
$'s in 000's	June 30, 2019	June 30, 2018
Balance at beginning of the period	$2,680	$—
Fair value of contingent consideration at VIP Acquisition date	—	6,900
Change in fair value of contingent consideration	780	600
Balance at the end of the period	$3,460	$7,500

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

Accounts receivable consists of the following as of:

$'s in 000's	June 30, 2019	December 31, 2018
Trade receivables	$79,283	$43,531
Other receivables	6,237	1,764
	85,520	45,295
Less: Allowance for doubtful accounts	(378)	(216)
Non-current portion of receivables	(13)	(72)
Total accounts receivable, net	$85,129	$45,007

Inventories

Inventories are stated at the lower of cost or net realizable value, which approximate the first-in first-out (“FIFO”) method and includes estimated rebate amounts. The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions. Changes in these conditions may result in additional reserves. Major components of inventories consist of the following as of:

$'s in 000's	June 30, 2019	December 31, 2018
Raw materials	$6,580	$6,106
Work in progress	89	94
Finished goods	91,764	85,942
Total inventories	$98,433	$92,142

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization is provided using the straight-line method, based on useful lives of the assets, except for leasehold improvements and finance leased assets which are depreciated over the shorter of the expected useful life or the lease term. Depreciation and amortization expense is recorded in cost of sales and general and administrative expenses in the condensed consolidated statements of operations, depending on the use of the asset. The estimated useful lives of property, plant, and equipment are as follows:

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

The Company determined that certain products manufactured to a customer’s specifications do not have an alternative future use at a reasonable profit margin due to costs associated with reworking, transporting and repackaging these products. These products are produced subject to purchase orders that include an enforceable right to payment.  Therefore the Company determined that revenue on these products would be recognized over time, as the products are produced. This represents a minor subset of the products the Company manufactures.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2019.

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

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts, or amounts paid in advance, under these programs are included as other current assets or accounts payable in the Condensed Consolidated Balance Sheets.

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

Contract balances

Contract asset and liability balances as of June 30, 2019 and December 31, 2018 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $70 thousand and $48 thousand for three months ended June 30, 2019 and 2018, respectively, and $167 thousand and $97 thousand for the six months ended June 30, 2019 and 2018, respectively. Advertising costs were $1,022 thousand and $1,418 thousand for the three months ended June 30, 2019 and 2018, respectively, and $1,677 thousand and $2,013 thousand for the six months ended June 30, 2019 and 2018, respectively. Advertising costs do not include trade marketing programs which are part of net sales.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and limited liability company interests in Holdco, based on the portion of the LLC Interests owned by holders of Class B common stock and limited liability company interests in Holdco. As of June 30, 2019 and December 31, 2018 the non-controlling interest was approximately 19.4% and 23.2%, respectively.

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

Adopted Accounting Standard Updates

In February 2016, the FASB issued ASU 2016-02, Leases.  The Company adopted the provisions of this guidance effective January 1, 2019, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2019 and prior periods were not restated. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit. The Company elected the package of practical expedients and implemented internal controls and system functionality to enable the preparation of financial information upon adoption.  In addition, the Company has elected to apply the practical expedient to not separate the lease and non-lease components for all of the Company's leases.

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

Note 2 – Business Combination

VIP Acquisition

On January 17, 2018, PetIQ, Inc. completed the acquisition of VIP from VIP Holdings, LLC (“VIPH” or the “Sellers”).

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

The definite-lived intangibles primarily relate to customer relationships and brand names. The $86.8 million represents the fair value and will be amortized over the estimated useful lives of the assets through January 2038. Amortization expense for these definite-lived intangible assets for the three months ended June 30, 2019 and 2018 was $1.1 million and $1.2 million, respectively, and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

HBH Enterprises

On October 17, 2018, the Company completed the acquisition of HBH Enterprises, LLC (“HBH”) (the “HBH Acquisition”). Total consideration, net of cash acquired, was approximately $14.7 million consisting of cash of $1.7 million and equity consideration of approximately $13.0 million. The equity consideration consisted 400 thousand LLC interests of Holdco and 400 thousand shares of Class B common stock, $0.001 par value per share, of the Company.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the HBH Acquisition and the Company continues to evaluate the underlying inputs and assumptions. The Company is in process of finalizing certain liabilities included in working capital. Accordingly, these liability preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the HBH Acquisition. The purchase price allocation has been allocated as follows:

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

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	June 30, 2019	December 31, 2018
Leasehold improvements	$11,081	$10,776
Equipment	15,320	14,477
Vehicles and accessories	4,043	3,989
Computer equipment and software	6,694	5,839
Buildings	2,474	2,479
Furniture and fixtures	1,652	1,547
Land	660	660
Construction in progress	826	682
	42,750	40,449
Less accumulated depreciation	(16,447)	(13,114)
Total property, plant, and equipment	$26,303	$27,335

Depreciation expense related to these assets was $1.5 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	June 30, 2019	December 31, 2018
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	82,123	82,124
Patents and processes	10 years	1,901	1,900
Brand names	10-15 years	10,470	10,470
Total amortizable intangibles		97,865	97,865
Less accumulated amortization		(12,386)	(9,835)
Total net amortizable intangibles		85,479	88,030
Non-amortizable intangibles
Trademarks and other		516	516
Intangible assets, net of accumulated amortization		$85,995	$88,546

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended June 30, 2019 and 2018 was $1.3 million and $1.3 million, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2019	$2,545
2020	6,641
2021	6,744
2022	6,723
2023	6,253
Thereafter	56,573

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2018 to June 30, 2019:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	$5,064	$—	$5,064
Foreign currency translation	(285)	—	(285)
Acquisitions	72,986	47,264	120,250
Goodwill as of December 31, 2018	77,765	47,264	125,029
Foreign currency translation	11	—	11
Goodwill as of June 30, 2019	$77,776	$47,264	$125,040

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

As of June 30, 2019, the Company had $5.1 million outstanding under the A&R Credit Agreement and $74.3 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.5% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.7% as a LIBOR rate loan. Additionally the Company pays between 0.375% and 0.50% as an unused facility fee, depending on the amount borrowed.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of June 30, 2019, the Company was in compliance with these covenants.

Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note which requires the Company to pay $10.0 million to the sellers on July 17, 2023. The note bears interest at a fixed 6.75% and requires quarterly interest payments. As of December 31, 2018, $7.5 million was payable pursuant to the 2018 Contingent Note and up to $10 million may be payable pursuant to the 2019 Contingent Note, collectively, “Notes Payable – VIP Acquisition” of $17.5 million.  See “Note – 2 Business Combinations”. The $7.5 million note requires quarterly interest payments of 6.75% with the balance payable July 17, 2023. The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2019	December 31, 2018
Term loans	$74,250	$74,625
Revolving credit facility	5,137	13,452
Mortgage	1,836	1,859
Contingent note	3,460	2,680
Notes Payable - VIP Acquisition	17,500	17,500
Net discount on debt and deferred financing fees	(1,663)	(1,902)
	$100,520	$108,214
Less current maturities of long-term debt	(797)	(796)
Total long-term debt	$99,723	$107,418

Future maturities of long-term debt, excluding the Contingent note and net discount on debt and deferred financing fees and the contingent note, as of June 30, 2019, are as follows:

($'s in 000's)
Remainder of 2019	$398
2020	798
2021	800
2022	802
2023	94,317
Thereafter	1,608

The Company incurred debt issuance costs of $0.1 million related to the A&R Credit Agreement and zero related to the Term Loan during the six months ended June 30, 2019.

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

The Company's leases may include options to extend or terminate the lease. Renewal options generally range from one to ten years and the options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate, giving consideration to company specific information and publicly available interest rates for instruments with similar characteristics, to determine the initial present value of lease payments over the lease terms.

The effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at	Adjustments due	Balance at
$'s in 000's	December 31, 2018	to ASC 842	January 1, 2019
ASSETS
Property and equipment, net (1)	$27,335	$—	$27,335
Operating lease right-of-use assets	—	10,424	10,424
Other non-current assets	$2,857	$(116)	$2,741

LIABILITIES			—
Current portion of operating leases	$—	$2,921	$2,921
Operating Leases, less current installments	—	7,644	7,644
Current portion of long-term debt and finance leases(2)	2,251	—	2,251
Finance leases, less current installments	2,319	—	$2,319
Other non-current liabilities	$524	$(257)	$267

(1)	Finance lease right-of-use assets of $4.5 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.5 million of current portion of finance leases.

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	June 30, 2019
		Balance without
		adoption of	Effect of
$'s in 000's	As Reported	ASC 842	change
ASSETS
Property and equipment, net (1)	$26,303	$26,303	$—
Operating lease right-of-use assets	11,990	—	(11,990)
Other non-current assets	$2,896	$2,983	$87

LIABILITIES
Current portion of operating leases	$3,306	$—	$(3,306)
Operating leases, less current installments	8,895	—	(8,895)
Current portion of long-term debt and finance leases(2)	2,338	2,338	—
Finance leases, less current installments	1,768	1,768	—
Other non-current liabilities	$254	$494	$240

(1)	Finance lease right-of-use assets of $4.2 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.5 million of current portion of finance leases.

	Three Months Ended	Six Months Ended
$'s in 000's	June 30, 2019	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$411	$701
Interest on lease liabilities	59	109
Operating lease cost	961	1,871
Variable lease cost(1)	115	187
Short-term lease cost	5	19
Total lease cost	$1,551	$2,887

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.88
Finance leases	2.54
Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.5%

Annual future commitments under non-cancelable leases as of June 30, 2019, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2019	$1,916	$822
2020	3,952	1,362
2021	2,499	686
2022	2,325	521
2023	2,004	144
Thereafter	28	19
Total minimum future obligations	$12,724	$3,554
Less interest	(523)	(246)
Present value of net future minimum obligations	12,201	3,308
Less current lease obligations	(3,306)	(1,540)
Long-term lease obligations	$8,895	$1,768

Supplemental cash flow information:

Six Months Ended
$'s in 000's	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$109
Operating cash flows from operating leases	1,800
Financing cash flows from finance leases	737
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	1,566
Finance leases	315

Annual future commitments under non-cancelable leases as of December 31, 2018 under ASC 840 were:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
2019	$3,318	$1,615
2020	2,685	1,296
2021	1,894	605
2022	1,765	433
2023	1,478	123
Thereafter	134	—
Total minimum future obligations	$11,274	$4,072
Less imputed interest		(298)
Total lease obligations		3,774
Less current obligations		(1,455)
Long-term lease obligations		$2,319

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

Our effective tax rate (ETR) from continuing operations was 13.0% and 14.3% for the three and six months ended June 30, 2019, respectively and 16.0% and (3.3)% for the three and six months ended June 30, 2018, respectively. Income tax expense for the three and six months ended June 30, 2019 and 2018 was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of the non-controlling interest income that is not taxable.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned.  In the three and six months ended June 30, 2019, the Company made cash distributions of $1 thousand and $1.4 million, respectively. In the three and six months ended June 30, 2018, the Company made cash distributions of $32 thousand and $0.6 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. During the three and six months ended June 30, 2019, the Company accrued $0.8 million and $1.1 million, respectively and during the three and six months ended June 30, 2018, the Company accrued $0.3 million and $0.7 million, respectively.

Note 8 – Earnings per Share

Basic and Diluted Earnings (Loss) per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended		Six months ended
(in 000's, except for per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income	$5,918	$5,398	$8,244	$1,441
Less: net income attributable to non-controlling interests	2,103	2,899	2,818	970
Net income attributable to PetIQ, Inc. — basic and diluted	3,815	2,499	5,426	471
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	22,365	15,980	22,087	15,285
Dilutive effects of stock options that are convertible into Class A common stock	215	28	188	43
Dilutive effect of RSUs	17	—	9	—
Weighted-average shares of Class A common stock outstanding -- diluted	22,597	16,008	22,284	15,329

Earnings per share of Class A common stock — basic	$0.17	$0.16	$0.25	$0.03
Earnings per share of Class A common stock — diluted	$0.17	$0.16	$0.24	$0.03

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three and six months ended June 30, 2019 and 2018, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method, respectively.

Additionally, 1,180 thousand and 1,550 thousand stock options and restricted stock units have not been included in the diluted earnings per share calculation for the three and six months ended June 30, 2019, respectively, as they have been determined to be anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2018, 1,039 thousand stock options and restricted stock units have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company initially reserved 1,914 thousand registered shares of Class A common stock for issuance under the Plan, and subsequently authorized an additional 2,000 thousand at the 2019 annual meeting for a total of 3,914 thousand authorized shares. As of June 30, 2019, 1,889 thousand shares were available for issuance under the Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of June 30, 2019, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2019, respectively and $0.7 million and $1.4 million for the three and six months ended June 30, 2018, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards were determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	35.00%	35.00%
Risk-free interest rate (3)	2.74%	2.53%
Dividend yield (4)	0.00%	0.00%

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

The following table summarizes the activity of the Company’s unvested stock options for the period ended June 30,

2019.

				Weighted
				Average
		Weighted		Remaining
	Stock	Average	Aggregate	Contractual
	Options	Exercise	Intrinsic	Life
	(in 000's)	Price	Value	(years)
Outstanding at December 31, 2018	1,945	$23.45	5,527	9.1
Granted	419	27.50
Exercised	(38)	20.80
Forfeited	(49)	21.72
Cancelled/Expired	(1)	21.37
Outstanding at June 30, 2019	2,276	$24.28	$20,700	8.8
Options exercisable at June 30, 2019	332

The weighted average grant date fair value of stock options granted during the period ended June 30, 2019 was $10.82 per option. At June 30, 2019, total unrecognized compensation cost related to unvested stock options was $16.9 million and is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At June 30, 2019, total unrecognized compensation cost related to unvested RSUs was $4.0 million and is expected to vest over a weighted average 3.5 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2019 and $0.02 million and $0.02 million for the three and six months ended June 30, 2018. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2019.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at December 31, 2018	51	$33.16
Granted	116	27.52
Settled	(8)	20.17
Forfeited	(3)	27.73
Nonvested RSUs at June 30, 2019	156	$29.71

There were grants of 10 thousand RSUs for the six months ended June 30, 2018.

Note 10 – Stockholders’ Equity

Acquisition

During the six months ended June 30, 2018 Holdco issued 4,200 thousand LLC Interests and Class B common shares as consideration for the VIP Acquisition.

Exchanges

During the six months ended June 30, 2019 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 1,085 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for conversions on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2018	6,547	21,620	28,167	23.2%	76.8%
Stock based compensation adjustments	—	46	46
Exchange transactions	(1,085)	1,085	—
As of June 30, 2019	5,462	22,750	28,212	19.4%	80.6%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three and six months ended June 30, 2019, the Company owned a weighted average of 79.3% and 78.4% of Holdco, respectively.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three and six months ended June 30, 2019 two customers individually accounted for more than 10% of sales, together comprising 34% and 34% of net sales, respectively, for such periods. During the three months ended June 30, 2018 one customer individually accounting for more than 10% of sales and 19% of net sales. In total for the six months ended June 30, 2018, three customers accounted for 41% of net sales, respectively.

At June 30, 2019 one Product Segment customer individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 50% of outstanding trade receiveables, net. At December 31, 2018 one Product Segment customer, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 43%,  of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

On April 4, 2018, Med Vets, Inc. and  Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims.  Plaintiffs filed a notice of appeal with 9th Circuit Court of Appeals on May 21, 2019. Appeal briefing will occur during late 2019 and early 2020.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at June 30, 2019 and December 31, 2018 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's
June 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$194,606	$26,028	$—	$220,634
Operating income (loss)	20,227	4,394	(15,631)	8,990
Interest expense	—	—	(2,242)	(2,242)
Foreign currency gain, net	—	—	49	49
Other income, net	—	—	2	2
Depreciation expense	429	520	580	1,529
Amortization expense	$—	$—	$1,278	$1,278

$'s in 000's
June 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$148,713	$22,429	$—	$171,142
Operating income (loss)	16,156	1,951	(9,191)	8,916
Interest expense	—	—	(2,216)	(2,216)
Foreign currency gain, net	—	—	136	136
Other expense, net	—	—	(418)	(418)
Depreciation expense	688	702	390	1,780
Amortization expense	$—	$—	$1,257	$1,257

Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's
June 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$320,690	$48,380	$—	$369,070
Operating income (loss)	33,316	7,411	(26,864)	13,862
Interest expense	—	—	(4,179)	(4,179)
Foreign currency loss, net	—	—	(73)	(73)
Other income, net	—	—	15	15
Depreciation expense	982	1,045	1,156	3,183
Amortization expense	$—	$—	$2,557	$2,557

$'s in 000's
June 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$246,564	$39,644	$—	$286,208
Operating income (loss)	25,105	1,595	(21,010)	5,690
Interest expense	—	—	(3,981)	(3,981)
Foreign currency gain, net	—	—	58	58
Other expense, net	—	—	(373)	(373)
Depreciation expense	1,150	1,249	631	3,030
Amortization expense	$—	$—	$2,397	$2,397

Supplemental geographic disclosures are below.

	Three months ended June 30, 2019
$'s in 000's	U.S.	Foreign	Total
Product segment sales	$192,994	$1,612	$194,606
Service segment revenue	26,028	—	26,028
Total net sales	$219,022	$1,612	$220,634

	Three months ended June 30, 2018
$'s in 000's	U.S.	Foreign	Total
Product segment sales	$147,278	$1,435	$148,713
Service segment revenue	22,429	—	22,429
Total net sales	$169,707	$1,435	$171,142

	Six months ended June 30, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$317,445	$3,245	$320,690
Service revenue	48,380	—	48,380
Total net sales	$365,825	$3,245	$369,070

	Six months ended June 30, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$243,534	$3,030	$246,564
Service revenue	39,644	—	39,644
Total net sales	$283,178	$3,030	$286,208

Property, plant, and equipment by geographic location is below.

	June 30, 2019	December 31, 2018
United States	$25,284	$26,268
Europe	1,019	1,067
Total	$26,303	$27,335

Note 15 – Related Parties

As discussed in Note 7– “Income Taxes”, the Company has accrued tax distributions that are payable to holders of Class B common stock and LLC Interests to facilitate the payment of periodic estimated tax obligations by such holders. At June 30, 2019, and December 31, 2018, the Company had an accrual of $0.9 million and $1.2 million, respectively, for estimated tax distributions, which are included in accounts payable on the condensed consolidated balance sheets.

As discussed in Note 5– “Debt”, the Company has notes payable to the sellers of VIP, who are significant shareholders of the Company, of $17.5 million in aggregate as of June 30, 2019 and December 31, 2018  and accrued interest of $169 thousand as of December 31, 2018. The Company paid $270 thousand and $171 thousand of interest in the three months ended June 30, 2019 and 2018 respectively.  The Company paid $692 thousand and $257 thousand of interest in the six months ended June 30, 2019 and 2018, respectively. Additionally, up to $10 million may be due under the 2019 Contingent note, in the event the note is earned.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $91 thousand and $183 thousand in the three and six months ended June 30, 2019, respectively. The Company incurred rent expenses of $89 thousand and $164 thousand in the three and six months ended June 30, 2018, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $0 thousand and $137 thousand for the three and six months ended June 30, 2019, respectively, and $0 thousand and $109 thousand for the three and six months ended June 30, 2018, respectively. Mr. Chris Christensen was paid a commission of approximately $0 thousand and $7 thousand for the three and six months ended June 30, 2019, respectively, and $5 thousand and $0 thousand for the three and six months ended June 30, 2018, respectively, by Moreton for the sale of such insurance policies to the Company.

Note 16 – Subsequent events

On July 8, 2019, PetIQ (“the Buyer”) completed the acquisition of all of the outstanding capital stock of Sergeant’s Pet Care Products, Inc. (the “Acquisition”), including any assets related to the business, from L. Perrigo Company (“Seller”), resulting in the business becoming an indirect wholly-owned subsidiary of the Company (the “Acquisition”). The purchase price for the Acquisition is $185 million in cash, subject to customary adjustments for net working capital, closing indebtedness and transaction expenses. The Company expects the acquisition to be integrated into its Products segment by the end of Q3 2019.

Buyer and its domestic subsidiaries amended their existing revolving credit agreement on July 8, 2019 (the “Credit Agreement Amendment”) to increase the size of the revolving facility to $110 million with an accordion feature allowing an additional increase up to $125 million and extend the maturity date of the revolving facility to July 8, 2024. In addition, the Credit Agreement Amendment reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio.

On July 8, 2019 Buyer and its domestic subsidiaries entered into an amended and restated term loan credit agreement on July 8, 2019 (the “A&R Term Loan Credit Agreement”) with a secured term loan facility of $220 million maturing on July 8, 2025, the proceeds of which were used to refinance the existing term loan facility and consummate the Acquisition.

All obligations under the A&R Term Loan Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of Buyer and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict our and our subsidiaries’ ability to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios.

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

Our sales occur predominantly in the U.S. and Canada. Approximately 99% of our three and six months ended June 30, 2019 and 2018 net sales were generated from customers located in the United States and Canada, with the remaining sales generated from other foreign locations. We have two reporting segments: (i) Products; and (ii) Services. This is based on the level at which the chief operating decision maker reviews the results of operations to make decisions regarding performance assessment and resource allocation.

Results of Operations

Components of our Results of Operations

Net Sales

Our product net sales consist of our total sales net of product returns, allowances (discounts), trade promotions and incentives. We offer a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in‑store displays. We recognize revenue upon satisfaction of the performance obligation in accordance with the terms of our contracts. Trade promotions are used to increase our aggregate net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

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

Results of Operations

The following table sets forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Product sales	$194,606	$148,713	88.2%	86.9%
Services revenue	26,028	22,429	11.8%	13.1%
Total net sales	220,633	171,142	100.0%	100.0%
Cost of products sold	167,845	127,583	76.1%	74.5%
Cost of services	17,889	17,241	8.1%	10.1%
Total cost of sales	185,733	144,824	84.2%	84.6%
Gross profit	34,900	26,318	15.8%	15.4%
General and administrative expenses	24,450	16,943	11.1%	9.9%
Contingent note revaluations loss	1,460	459	0.7%	0.3%
Operating income	8,990	8,916	4.1%	5.2%
Interest expense, net	(2,242)	(2,216)	(1.0)%	(1.3)%
Foreign currency loss, net	49	136	0.0%	0.1%
Other income, net	2	(418)	0.0%	(0.2)%
Total other expense, net	(2,191)	(2,498)	(1.0)%	(1.5)%
Pretax net income	6,799	6,418	3.1%	3.8%
Income tax expense	(881)	(1,020)	(0.4)%	(0.6)%
Net income	$5,918	$5,398	2.7%	3.2%

	For the Six Months Ended		% of Net Sales
$'s in 000's	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Product sales	$320,690	$246,564	86.9%	86.1%
Service revenue	48,380	39,644	13.1%	13.9%
Total sales	369,069	286,208	100.0%	100.0%
Cost of products sold	275,909	212,169	74.8%	74.1%
Cost of services	33,531	31,838	9.1%	11.1%
Total cost of sales	309,439	244,007	83.8%	85.3%
Gross profit	59,630	42,201	16.2%	14.7%
General and administrative expenses	44,988	35,911	12.2%	12.5%
Contingent note revaluation loss	780	600	0.2%	0.2%
Operating income	13,862	5,690	3.8%	2.0%
Interest expense, net	(4,179)	(3,981)	(1.1)%	(1.4)%
Foreign currency gain/(loss), net	(73)	58	(0.0)%	0.0%
Other (expense) income, net	15	(373)	0.0%	(0.1)%
Total other expense, net	(4,237)	(4,296)	(1.1)%	(1.5)%
Pretax net income	9,625	1,394	2.6%	0.5%
(Provision) benefit from income taxes	(1,381)	47	(0.4)%	0.0%
Net income	$8,244	$1,441	2.2%	0.5%

Three Months Ended June 30,  2019 Compared With Three Months Ended June 30,  2018

Net sales

Product sales increased $45.9 million or 31%, to $194.6 million for the three months ended June 30, 2019, compared to $148.7 million for the three months ended June 30,  2018. This increase was driven by expanding item count at existing customers of existing items, as well as customer program expansion.

Service revenue was $26.0 million in the three months ended June 30,  2019 and $22.4 million in the three months ended June 30,  2018. The Services growth in services is driven by opening of new wellness centers and increasing pet counts within existing community clinics.

Gross profit

Gross profit increased by $8.6 million, or 33%, to $34.9 million for the three months ended June 30, 2019, compared to $26.3 million for the three months ended June 30, 2018. This increase is due to the significant sales growth, the operational improvements made in the services segment by rationalizing unproductive clinics, economies of scale realized in the product segment, offset by product sales mix.

Gross margin increased to 15.8% for the three months ended June 30, 2019, from 15.4% for the three months ended June 30, 2018.

General and administrative expenses

General and administrative expenses increased by $7.5 million or 44% to $24.5 million for the three months ended June 30, 2019 compared to $16.9 million for the three months ended June 30, 2018. As a percentage of net sales, general and administrative expenses increased from 9.9% in the second three months of 2018 to 11.1% for the second three months of 2019, primarily driven by costs related to the acquisition of Sergeants and overall expansion of corporate services. The increase in total expense reflects:

•	Increased stock based compensation expense on additional grants supporting company growth of approximately $0.8 million;
•

Increased compensation and benefits to support overall company growth, the addition of the HBH subsidiary, leadership transition costs including severance and signing bonuses, and the adoption of harmonized benefits across the entire organization;

•	Increased professional service costs including legal and accounting to support the growth of the business; and
•	Increased acquisition expenses related to the Sergeants Acquisition.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $0.4 million to $6.8 million for the three months ended June 30, 2019 compared to pre-tax net income of $6.4 million for the three months ended June 30, 2018.

Provision for income taxes

Our effective tax rate was 13.0% and 16.0% for the three months ended June 30, 2019 and 2018, respectively, with tax expense of $0.9 million and $1.0 million.  The Company’s tax rate is impacted by the ownership structure, which changes over time.

Six Months Ended June 30,  2019 Compared With Six Months Ended June 30, 2018

Net sales

Product sales increased $74.1 million or 30%, to $320.7 million for the six months ended June 30, 2019, compared to $246.6 million for the six months ended June 30, 2018. This increase was driven by expanding item count at existing customers of existing items, as well as customer program expansion.

Service revenue was $48.4 million in the six months ended June 30, 2019 and $39.6 million in the six months ended June 30, 2018. The growth was led by the opening of multiple wellness centers through 2018, as well as several openings in 2019. Additionally the Company has seen rising pet counts within existing community clinics.

Gross profit

Gross profit increased by $17.4 million, or 41%, to $59.6 million for the six months ended June 30, 2019, compared to $42.2 million for the six months ended June 30, 2018. This increase is due to the significant sales growth, the operational improvements made in the services segment by rationalizing unproductive clinics, economies of scale within the product segment, offset by product sales mix.

Gross margin decreased to 16.2% for the six months ended June 30, 2019, from 14.7% for the six months ended June 30, 2018.

General and administrative expenses

General and administrative expenses increased by $9.1 million or 25% to $45.0 million for the six months ended June 30, 2019 compared to $35.9 million for the six months ended June 30, 2018. The increase in total expense reflects:

•	Increased stock based compensation expense on additional grants supporting company growth of approximately $1.7 million;
•

Increased compensation and benefits to support overall company growth, leadership transition costs including severance and signing bonuses, the addition of the HBH subsidiary, and the adoption of harmonized benefits across the entire organization;

•	Increased professional service costs including legal and accounting to support the growth of the business; and
•	Higher costs related to higher sales such as host fees, merchant fees and other selling costs.

Interest expense, net

Interest expense, net increased $0.2 million to $4.2 million for the six months ended June 30, 2019, compared to $4.0 million for the six months ended June 30, 2018. This increase was driven by increasing rates on variable rate debt, offset by additional interest income from the Company’s cash and cash equivalents related to the public offering that was completed in October of 2018.

Pre-tax net income

As a result of the factors above, pre-tax net income increased $8.2 million to $9.6 million for the six months ended June 30, 2019 compared to $1.4 million for the six months ended June 30, 2018.

Provision for income taxes

Our effective tax rate was 14.3% and (3.4)% for the six months ended June 30, 2019 and 2018, respectively, with tax expense of $1.4 million and a tax benefit of $0.05 million.  The Company’s tax rate is impacted by the ownership structure, which changes over time.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$5,918	$5,398	$8,244	$1,441
Plus:
Tax expense (benefit)	881	1,020	1,381	(47)
Depreciation	1,529	1,780	3,183	3,030
Amortization	1,278	1,257	2,557	2,397
Interest	2,242	2,216	4,179	3,981
EBITDA	$11,848	$11,671	$19,544	$10,802
Acquisition costs(1)	2,889	151	3,465	3,366
Stock based compensation expense	1,602	756	3,146	1,454
Purchase accounting adjustment to inventory	—	—	—	1,502
Non same-store revenue(2)	(2,155)	(1,082)	(3,671)	(1,303)
Non same-store costs(2)	4,044	2,434	7,296	2,822
Fair value adjustment of contingent note	1,460	459	780	600
Integration costs and costs of discontinued clinics(3)	1,142	385	1,142	756
Clinic launch expenses(4)	—	846	—	1,211
Non-recurring royalty settlement(5)	—	440	—	440
Adjusted EBITDA	$20,830	$16,060	$31,702	$21,650

(1)	Acquisition costs relating to various acquisitions, both completed and contemplated.
(2)

Non same-store revenue and costs are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results. There were 32 wellness centers, 7 regions, and one new host partner that had less than six trailing quarters of operating results for the three and six months ended June 30, 2019 23 wellness centers and 5 regions for the three and six months ended June 30, 2018.

(3)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, brand realignment and SKU rationalization, and IT conversion costs, in addition to costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP.

(4)	Clinic launch expenses represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Non-recurring royalty settlement represents a settlement paid to a supplier related to a royalty agreement in place since 2013.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity contributions. As of June 30, 2019 and December 31, 2018, our cash and cash equivalents were $36.6 million and $66.4 million, respectively. As of June 30,  2019, we had $5.1 million outstanding under a revolving credit facility, $74.3 million under a term loan, $17.5 million due under Notes Payable – VIP Acquisition, and $1.8 million outstanding under a mortgage. Up to an additional $10 million may be payable pursuant to the 2019 Contingent Note. The debt agreements bear interest at rates between 4.35% and 7.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30,  2019 and December 31,  2018, we had working capital (current assets less current liabilities) of $148.0 million and $143.5 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $18.1 million for the six months ended June 30, 2019 compared to cash used in operating activities of $8.8 million for the six months ended June 30, 2018. The change in operating cash flows primarily reflects higher earnings, offset by higher non-cash items such as depreciation and amortization and increases in working capital. Working capital uses are driven by increased accounts receivable resulting from our growing net sales and higher inventory to support growing net sales. Net changes in assets and liabilities accounted for $37.9 million in cash used in operating activities for the six months ended June 30, 2019 compared to $17.6 million of cash used in operating activities for the six months ended June 30, 2018.

Cash used in Investing Activities

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2019, compared to $96.7 million for the six months ended June 30, 2018. The decrease in net cash used in investing activities is a result of the VIP Acquisition that occurred in the prior year period.

Cash (used in) provided by Financing Activities

Net cash used in financing activities was $10.1 million for the six months ended June 30, 2019 compared to $79.4 million in net cash provided by financing activities for the six months ended June 30, 2018. The change in cash provided by financing activities to cash used by financing activities is primarily driven by the Company’s new debt taken out to finance the VIP Acquisition in the prior year period.

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

As of June 30,  2019, the Company had $5.1 million outstanding under the A&R Credit Agreement and $74.3 million under the Term Loan Credit Agreement. The interest rate on the A&R Credit Agreement was 5.5% as a Base Rate loan, the interest rate on the Term Loan Credit Agreement was 7.7% as a LIBOR rate loan. Additionally the Company pays between 0.375% and 0.50% as an unused facility fee, depending on the amount borrowed.

The A&R Credit Agreement and Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of June 30, 2019, the Company was in compliance with these covenants. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with consolidated EBITDA.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2019, we had variable rate debt of approximately $79.4 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the six months ended June 30, 2019 by approximately $0.4 million.

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

There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30,  2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 4, 2018, Med Vets, Inc. and  Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On April 22, 2019 the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims.  Plaintiffs filed a notice of appeal with 9th Circuit Court of Appeals on May 21, 2019. Appeal briefing will occur during late 2019 and early 2020.

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

Item 5. Other Information

Placeholder

Item 6. Exhibits.

2.1

Purchase and Sale Agreement, dated May 8, 2019, by and among PetIQ, LLC, L.Perrigo Company, Perrigo Company plc and PetIQ, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed May 8, 2019)

10.1**

Second Amendment to Amended and Restated Revolving Credit Agreement, dated March 25, 2019, by and among PetIQ, LLC, East West Bank, as a lender and as the administrative agent, the lenders party thereto and the other credit parties party thereto

10.2	PetIQ, Inc. Amended and Restated 2017 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 31, 2019)

10.3

First Amendment to Purchase and Sale Agreement, dated July 7, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc and PetIQ, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 9, 2019)

10.4

Third Amendment to Amended and Restated Revolving Credit Agreement, dated July 8, 2019, by and among PetIQ, LLC, East West Bank, as a lender and as the administrative agent, the lenders party thereto and the other credit parties party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 9, 2019)

10.5

Amended and Restated Term Loan Credit Agreement, dated July 8, 2019, by and among PetIQ, LLC, the guarantors party thereto, Ares Capital Corporation, as a lender and as the administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed July 9, 2019)

10.6

Transition Services Agreement, dated July 8, 2019, by and between PetIQ, LLC and L. Perrigo Company (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed July 9, 2019)

10.7*

Employment and Non-Competition Agreement, dated May 28, 2019, between PetIQ, LLC and Michael Smith (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed July 9, 2019)

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

* Management compensatory agreement

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

August 8, 2019	/s/ John Newland
John Newland
Chief Financial Officer