Form 10-Q
period 2019-09-30
PetIQ, Inc.
filed 2019-11-08
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2019, we had 23,420,012 shares of Class A common stock and 4,852,308 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

	September 30, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$10,455	$66,360
Accounts receivable, net	98,788	45,007
Inventories	97,967	92,142
Other current assets	6,207	4,212
Total current assets	213,417	207,721
Property, plant and equipment, net	45,815	27,335
Operating lease right of use assets	21,987	—
Deferred tax assets	53,414	43,946
Other non-current assets	1,966	2,857
Intangible assets, net	121,721	88,546
Goodwill	231,764	125,029
Total assets	$690,084	$495,434
Liabilities and equity
Current liabilities
Accounts payable	$58,743	$54,768
Accrued wages payable	8,674	5,295
Accrued interest payable	124	728
Other accrued expenses	3,998	1,154
Current portion of operating leases	4,745	—
Current portion of long-term debt and finance leases	3,504	2,251
Total current liabilities	79,788	64,196
Operating leases, less current installments	17,561	—
Long-term debt, less current installments	254,745	107,418
Finance leases, less current installments	1,879	2,319
Other non-current liabilities	238	524
Total non-current liabilities	274,423	110,261
Commitments and contingencies
Equity
Additional paid-in capital	292,810	262,219
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 23,302 and 21,620 shares issued and outstanding, respectively	23	22
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 4,957 and 6,547 shares issued and outstanding, respectively	5	7
Accumulated deficit	(4,914)	(4,450)
Accumulated other comprehensive loss	(1,661)	(1,316)
Total stockholders' equity	286,263	256,481
Non-controlling interest	49,610	64,496
Total equity	335,873	320,977
Total liabilities and equity	$690,084	$495,434

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of (Loss) Income

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Product sales	$161,534	$108,524	$482,224	$355,088
Services revenue	24,491	22,858	72,871	62,502
Total net sales	186,025	131,382	555,095	417,590
Cost of products sold	140,839	90,155	416,748	302,324
Cost of services	17,895	17,045	51,426	48,883
Total cost of sales	158,734	107,200	468,174	351,207
Gross profit	27,291	24,182	86,921	66,383
Operating expenses
General and administrative expenses	29,345	17,621	74,333	53,532
Contingent note revaluations loss (gain)	2,310	(350)	3,090	250
Operating (loss) income	(4,364)	6,911	9,498	12,601
Interest expense, net	(5,742)	(2,159)	(9,921)	(6,140)
Foreign currency (loss) gain, net	—	(50)	(73)	8
Other income (expense), net	6	1	21	(372)
Total other expense, net	(5,736)	(2,208)	(9,973)	(6,504)
Pretax net (loss) income	(10,100)	4,703	(475)	6,097
Income tax benefit (expense)	1,304	(801)	(77)	(754)
Net (loss) income	(8,796)	3,902	(552)	5,343
Net (loss) income attributable to non-controlling interest	(2,906)	1,681	(88)	2,651
Net (loss) income attributable to PetIQ, Inc.	$(5,890)	$2,221	$(464)	$2,692
Net (loss) income per share attributable to PetIQ, Inc. Class A common stock
Basic	$(0.26)	$0.13	$(0.02)	$0.17
Diluted	$(0.26)	$0.13	$(0.02)	$0.17
Weighted Average shares of Class A common stock outstanding
Basic	22,974	16,944	22,387	15,842
Diluted	22,974	17,239	22,387	15,966

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in 000’s)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss) income	$(8,796)	$3,902	$(552)	$5,343
Foreign currency translation adjustment	(273)	(11)	(302)	(300)
Comprehensive (loss) income	(9,069)	3,891	(854)	5,043
Comprehensive (loss) income attributable to non-controlling interest	(2,945)	1,670	(141)	2,571
Comprehensive (loss) income attributable to PetIQ	$(6,124)	$2,221	$(713)	$2,472

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(552)	$5,343
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	11,005	8,927
Foreign exchange loss on liabilities	—	16
Loss on disposition of property, plant, and equipment	(25)	(41)
Stock based compensation expense	4,747	2,678
Deferred tax adjustment	37	761
Contingent note revaluations	3,090	250
Other non-cash activity	146	(334)
Changes in assets and liabilities
Accounts receivable	(41,684)	(23,299)
Inventories	12,137	(24,745)
Other assets	1,368	3,681
Accounts payable	1,026	11,182
Accrued wages payable	2,401	942
Other accrued expenses	(2,299)	1,291
Net cash used in operating activities	(8,603)	(13,348)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	70	108
Purchase of property, plant, and equipment	(5,128)	(6,128)
Business acquisitions (net of cash acquired)	(185,090)	(92,083)
Net cash used in investing activities	(190,148)	(98,103)
Cash flows from financing activities
Proceeds from issuance of long-term debt	661,084	427,778
Principal payments on long-term debt	(511,681)	(346,137)
Tax Distributions to LLC Owners	(1,641)	(1,455)
Principal payments on finance lease obligations	(1,103)	(861)
Payment of deferred financing fees and debt discount	(5,362)	(2,675)
Exercise of options to purchase common stock	1,588	1,429
Net cash provided by financing activities	142,885	78,079
Net change in cash and cash equivalents	(55,866)	(33,372)
Effect of exchange rate changes on cash and cash equivalents	(39)	(42)
Cash and cash equivalents, beginning of period	66,360	37,896
Cash and cash equivalents, end of period	$10,455	$4,482

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Nine Months Ended September 30,
Supplemental cash flow information	2019	2018
Interest paid	$9,472	$5,129
Net change in property, plant, and equipment acquired through accounts payable	(380)	25
Finance lease additions	535	34
Net change of deferred tax asset from step-up in basis	9,517	35,621
Income taxes paid	216	491
Accrued tax distribution	103	844
Non cash consideration - Contingent notes	—	6,900
Non cash consideration - Guarantee note	—	10,000
Non cash consideration - Issuance of Class B common stock and LLC Interests	—	90,031

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended September 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - June 30, 2019	$976	$(1,327)	22,750	$22	5,462	$7	$282,343	$56,157	$338,178
Exchange of LLC Interests held by LLC Owners	—	(100)	505	1	(505)	(1)	4,951	(4,851)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,424	—	3,424
Accrued tax distributions	—	—	—	—	—	—	—	949	949
Other comprehensive loss	—	(234)	—	—	—	—	—	(39)	(273)
Stock based compensation expense	—	—	—	—	—	—	1,302	299	1,601
Exercise of Options to purchase Common Stock	—	—	43	—	—	—	790	—	790
Issuance of stock for vesting of RSU's	—	—	3	—	—	—	—	—	—
Net Loss	(5,890)	—	—	—	—	—	—	(2,906)	(8,796)
Balance - September 30, 2019	$(4,914)	$(1,661)	23,302	$23	4,957	$5	$292,810	$49,610	$335,873

	Nine months ended September 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - December 31, 2018	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	(96)	1,590	1	(1,590)	(2)	15,759	(15,663)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	9,517	—	9,517
Accrued tax distributions	—	—	—	—	—	—	—	(103)	(103)
Other comprehensive loss	—	(249)	—	—	—	—	—	(53)	(302)
Stock based compensation expense	—	—	—	—	—	—	3,727	1,020	4,747
Exercise of Options to purchase Common Stock	—	—	81	—	—	—	1,588	—	1,588
Issuance of stock for vesting of RSU's	—	—	11	—	—	—	—	—	—
Net Loss	(464)	—	—	—	—	—	—	(88)	(552)
Balance - September 30, 2019	$(4,914)	$(1,661)	23,302	$23	4,957	$5	$292,810	$49,610	$335,873

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity (continued)

(Unaudited, in 000’s)

	Three months ended September 30, 2018
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - June 30, 2018	$(3,197)	$(913)	16,648	$16	9,043	$9	$146,054	$67,039	$209,008
Exchange of LLC Interests held by Continuing LLC Owners	—	(136)	2,448	3	(2,448)	(3)	18,403	(18,267)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	23,116	—	23,116
Accrued tax distributions	—	—	—	—	—	—	—	(151)	(151)
Other comprehensive loss	—	—	—	—	—	—	—	(11)	(11)
Stock based compensation expense	—	—	—	—	—	—	878	346	1,224
Exercise of Options to purchase Common Stock	—	—	76	—	—	—	1,429	—	1,429
Net income	2,221	—	—	—	—	—	—	1,681	3,902
Balance - September 30, 2018	$(976)	$(1,049)	19,172	$19	6,594	$7	$189,880	$50,637	$238,518

	Nine months ended September 30, 2018
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - December 31, 2017	$(3,493)	$(687)	13,223	$13	8,268	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	112	—	—	4,200	4	36,280	53,635	90,031
Exchange of LLC Interests held by Continuing LLC Owners	—	(254)	5,874	6	(5,874)	(6)	43,920	(43,666)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	35,621	—	35,621
Accrued tax distributions	—	—	—	—	—	—	—	(844)	(844)
Other comprehensive loss	—	(220)	—	—	—	—	—	(80)	(300)
Stock based compensation expense	—	—	—	—	—	—	1,757	921	2,678
Exercise of Options to purchase Common Stock	—	—	76	—	—	—	1,429	—	1,429
Net income	2,692	—	—	—	—	—	—	2,651	5,343
Balance - September 30, 2018	$(976)	$(1,049)	19,172	$19	6,594	$7	$189,880	$50,637	$238,518

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. The company engages with customers through points of distribution across retail and e-commerce channels with its branded distributed medications, which is further supported by its own world-class medications manufacturing facility in Omaha, Nebraska. The company’s national service platform, VIP Petcare, operates retail partner locations providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We are the managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all the business and affairs of Opco.

The condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 12, 2019. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The following table presents liabilities measured at fair value on a recurring basis:

$'s in 000's	September 30, 2019	December 31, 2018
Liabilities:
2019 Contingent note	$5,770	$2,680

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) a portion of the purchase price was structured in the form of Contingent Notes (the “Contingent Notes”) that vest based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019 (“Measurement Dates”). See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition. The Company is required to reassess the fair value of the Contingent Notes at each reporting period. As of December 31, 2018, $7.5 million was payable pursuant to the 2018 Contingent Note, subject to the same payment terms described below. As such, the portion of the liability as it relates to the 2018 Contingent Note became fixed as of December 31, 2018, and is carried at cost, which approximates fair value as the stated interest rate is consistent with current market rates.

For the 2019 Contingent Note, a Monte Carlo simulation method was utilized in estimating the fair value (Level 3) of the Contingent Note. The simulation model is a numerical algorithm that generates thousands of scenarios for the future EBITDA in order to assess the probability of achieving the EBITDA targets. The valuation model simulates the last twelve months EBITDA from the Valuation Date to the end of the Measurement Date in one 'jump'. The 2019 Contingent Note was valued within a risk-neutral option pricing framework with the real growth rate adjusted for the market price of EBITDA risk. The Company used the WACC less risk-free rate as a proxy for the EBITDA risk premium.

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

The following table summarizes the Level 3 activity related to the Contingent Notes:

	Nine months ended
$'s in 000's	September 30, 2019	September 30, 2018
Balance at beginning of the period	$2,680	$—
Fair value of contingent consideration at VIP Acquisition date	—	6,900
Change in fair value of contingent consideration	3,090	250
Balance at the end of the period	$5,770	$7,150

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

Accounts receivable consists of the following as of:

$'s in 000's	September 30, 2019	December 31, 2018
Trade receivables	$95,444	$43,531
Other receivables	3,674	1,764
	99,118	45,295
Less: Allowance for doubtful accounts	(330)	(216)
Non-current portion of receivables	—	(72)
Total accounts receivable, net	$98,788	$45,007

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in first-out (“FIFO”) method and includes estimated rebate amounts. The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions. Changes in these conditions may result in additional reserves. Major components of inventories consist of the following as of:

$'s in 000's	September 30, 2019	December 31, 2018
Raw materials	$9,895	$6,106
Work in progress	1,595	94
Finished goods	86,477	85,942
Total inventories	$97,967	$92,142

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization is calculated using the straight-line method, based on estimated useful lives of the assets, except for leasehold improvements and finance leased assets which are depreciated over the shorter of the expected useful life or the lease term. Depreciation and amortization expense is recorded in cost of sales and general and administrative expenses in the condensed consolidated statements of operations, depending on the use of the asset. The estimated useful lives of property, plant, and equipment are as follows:

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

Revenue is recognized for services at the time the service is delivered. Customer contracts generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data.

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 30, 2019.

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

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts, or amounts paid in advance, under these programs are included as accounts payable or other current assets in the Condensed Consolidated Balance Sheets.

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

Contract balances

Contract asset and liability balances as of September 30, 2019 and December 31, 2018 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $185 thousand and $33 thousand for three months ended

September 30, 2019 and 2018, respectively, and $352 thousand and $131 thousand for the nine months ended September 30, 2019 and 2018, respectively. Advertising costs were $1,821 thousand and $532 thousand for the three months ended September 30, 2019 and 2018, respectively, and $3,498 thousand and $2,545 thousand for the nine months ended September 30, 2019 and 2018, respectively. Advertising costs do not include trade marketing programs which are part of net sales.

Collaboration Agreements

Through the Perrigo Animal Health Acquisition, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. The Company may make up to $20.8 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the Consolidated Statements of (Loss) Income.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of (loss) income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and limited liability company interests in Holdco, based on the portion of the LLC Interests owned by holders of Class B common stock and limited liability company interests in Holdco. As of September 30, 2019 and December 31, 2018 the non-controlling interest was approximately 17.5% and 23.2%, respectively.

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

Note 2 – Business Combination

Perrigo Animal Health Acquisition

On July 8, 2019, PetIQ, Inc., through its subsidiary PetIQ, LLC, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). Sergeant’s is now an indirect wholly-owned subsidiary of the Company.

The fair value of the consideration is summarized as follows:

Preliminary
Estimated
$'s in 000's	Fair value
Inventories	$17,998
Property, plant and equipment	18,207
Other current assets	13,048
Other assets	9,680
Indefinite-lived intangible assets	23,040
Definite-lived intangible assets - 13 year weighted average life	14,550
Goodwill	106,869
Total assets	203,392

Liabilities assumed	18,999

Purchase price	$184,393

Cash paid, net of cash acquired	$(185,090)
Post-closing working capital adjustment	697

Fair value of total consideration transferred	$(184,393)

The definite-lived intangibles primarily relate to trademarks, customer relationships, developed technology and know-how and in-process research and development intangibles. The $14.6 million represents the fair value and will be amortized over the estimated useful lives of the assets through June 2039. Amortization expense for these definite-lived intangible assets for the three and nine months ended September 30, 2019 was $0.5 million, respectively.

The indefinite-lived intangibles primarily relate to trademarks and in-process research and development. We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis and more frequently if an event occurs or circumstances change that would indicate impairment may exist.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $106.9 million of goodwill is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment.

The estimate of fair value and purchase price allocation were based on information available at the time of closing the Perrigo Animal Health Acquisition. The Company is in process of finalizing the net working capital adjustment and valuation reports. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the Perrigo Animal Health Acquisition.  Transaction costs of $5.4 million were incurred in the nine months ended September 30, 2019, and are included in General and Administrative expenses on the Condensed Consolidated Statements of (loss) Income.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the Perrigo Animal Health Acquisition and related financing activities had occurred on January 1, 2018.  The pro forma information includes the following adjustments for nonrecurring charges (i) removal of costs of goods sold based on the step-up in fair value of acquired inventory of $2.4 million for the three months ended September 30, 2019; and (ii) elimination of acquisition expenses of $2.0 million and $5.4 million for the three and nine months ended September 30, 2019, respectively.  Additionally the share count utilized and Net (Loss) Income do not account for non-controlling interests. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the Perrigo Animal Health Acquisition been effected on the assumed date and are not intended to be a projection of future results:

	Three months ended September 30,		Nine months ended September 30,
($'s in 000's, except per share data)	2019	2018	2019	2018
Net sales	$186,025	$151,788	$597,012	$494,381
Net (loss) income	$(3,713)	$(152,253)	$4,235	$(182,267)

(Loss) Earnings per share:
Basic	$(0.16)	$(8.99)	$0.19	$(11.51)
Diluted	$(0.16)	$(8.99)	$0.19	$(11.51)

For the nine months ended September 30, 2019, the acquired business had Product sales of $16.6 million and pre-tax net income of $1.7 million are included in the Condensed Consolidated Statements of (loss) Income.

HBH Enterprises

On October 17, 2018, the Company completed the acquisition of HBH Enterprises, LLC (“HBH”) (the “HBH Acquisition”). Total consideration, net of cash acquired, was approximately $14.7 million consisting of cash of $1.7 million and equity consideration of approximately $13.0 million. The equity consideration consisted of 400 thousand LLC interests of Holdco and 400 thousand shares of Class B common stock, $0.001 par value per share, of the Company.

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

VIP Acquisition

On January 17, 2018, PetIQ, Inc. completed the VIP Acquisition.

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

The definite-lived intangibles primarily relate to customer relationships and brand names. The $86.8 million represents the fair value and will be amortized over the estimated useful lives of the assets through January 2038. Amortization expense for these definite-lived intangible assets for the three months ended September 30, 2019 and 2018 was $1.1 million and $1.2 million, respectively, and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	September 30, 2019	December 31, 2018
Leasehold improvements	$12,485	$10,776
Equipment	21,013	14,477
Vehicles and accessories	4,240	3,989
Computer equipment and software	7,513	5,839
Buildings	10,033	2,479
Furniture and fixtures	1,658	1,547
Land	4,557	660
Construction in progress	2,886	682
	64,385	40,449
Less accumulated depreciation	(18,570)	(13,114)
Total property, plant, and equipment	$45,815	$27,335

Depreciation expense related to these assets was $2.4 million and $1.8 million for the three months ended 2019 and 2018, respectively, and $5.6 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	September 30, 2019	December 31, 2018
Amortizable intangibles
Distribution agreement	2 years	$3,021	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	89,159	82,124
Patents and processes	10 years	4,804	1,900
Brand names	10-15 years	14,963	10,470
Total amortizable intangibles		112,297	97,865
Less accumulated amortization		(14,131)	(9,835)
Total net amortizable intangibles		98,166	88,030
Non-amortizable intangibles
Trademarks and other		18,016	516
In-process research and development		5,539	-
Intangible assets, net of accumulated amortization		$121,721	$88,546

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended 2019 and 2018 was $1.8 million and $1.3 million, respectively, and $4.4 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The in-process research and development (“IPRD”), intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2019	$1,807
2020	8,974
2021	8,962
2022	9,151
2023	8,793
Thereafter	60,479

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2018 to September 30, 2019:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	$5,064	$—	$5,064
Foreign currency translation	(285)	—	(285)
Acquisitions	72,986	47,264	120,250
Goodwill as of December 31, 2018	77,765	47,264	125,029
Foreign currency translation	(134)	—	(134)
Acquisitions	106,869	—	106,869
Goodwill as of September 30, 2019	$184,500	$47,264	$231,764

Note 5 – Debt

A&R Credit Agreement

In connection with the Perrigo Animal Health Acquisition described in Note 2 – Business Combination, above, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on July 8, 2019. The A&R Credit Agreement provides for a secured revolving credit facility of $110 million, with an accordion feature allowing an additional increase up to $125 million and extends the maturity date of the revolving facility to July 8, 2024. In addition, the A&R Credit Agreement reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio. The Company incurs fees between 0.375% and 0.50% as unused facility fees, dependent on the amount borrowed.

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

As of September 30, 2019, $17.5 million was outstanding under the A&R Credit Agreement. The weighted average interest rate on the A&R Credit Agreement was 4.3% at September 30, 2019.

A&R Term Loan Credit Agreement

Also in connection with the closing of the Perrigo Animal Health Acquisition, the Company amended and restated its existing term loan credit agreement (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The A&R Term Loan

Credit Agreement was increased from $74.1 million to $220.0 million at an interest rate of 6.5% as a LIBOR rate loan, the proceeds of which were used to refinance the existing term loan facility and consummate the acquisition.

All obligations under the A&R Term Loan Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of September 30, 2019, the Company was in compliance with these covenants.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenants that requires compliance a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of September 30, 2019, the Company was in compliance with these covenants.

As of September 30, 2019, $220.0 million was outstanding under the A&R Term Loan Credit Agreement. The A&R Credit Agreement and A&R Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of September 30, 2019, the Company was in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million. As of December 31, 2018, $7.5 million was payable pursuant to the 2018 Contingent Note and up to $10 million may be payable pursuant to the 2019 Contingent Note.  The guarantee note and the 2018 Contingent Note, collectively, “Notes Payable – VIP Acquisition” of $17.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023. The following represents the Company’s long-term debt as of:

$'s in 000's	September 30, 2019	December 31, 2018
Term loans	$220,000	$74,625
Revolving credit facility	17,514	13,452
Mortgage	1,824	1,859
2019 Contingent note	5,770	2,680
Notes Payable - VIP Acquisition	17,500	17,500
Net discount on debt and deferred financing fees	(5,616)	(1,902)
	$256,992	$108,214
Less current maturities of long-term debt	(2,247)	(796)
Total long-term debt	$254,745	$107,418

Future maturities of long-term debt, excluding the 2019 Contingent note and net discount on debt and deferred financing fees, as of September 30, 2019, are as follows:

($'s in 000's)
Remainder of 2019	$561
2020	2,248
2021	2,250
2022	2,252
2023	19,755
Thereafter	229,772

The Company incurred debt issuance costs of $0.7 million during the three and nine months ended September 30, 2019, respectively, related to the A&R Credit Agreement and $4.7 million during the three and nine months ended September 30, 2019, respectively, related to the A&R Term Loan Credit Agreement.

Note 6 – Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2019 and 2026. A portion of leases are denominated in foreign currencies.

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

The effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at	Adjustments due	Balance at
$'s in 000's	December 31, 2018	to ASC 842	January 1, 2019
ASSETS
Property and equipment, net (1)	$27,335	$—	$27,335
Operating lease right-of-use assets	—	10,424	10,424
Other non-current assets	2,857	(116)	2,741

LIABILITIES
Current portion of operating leases	$—	$2,921	$2,921
Operating Leases, less current installments	—	7,644	7,644
Current portion of long-term debt and finance leases(2)	2,251	—	2,251
Finance leases, less current installments	2,319	—	2,319
Other non-current liabilities	524	(257)	267

(1)	Finance lease right-of-use assets of $4.5 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.5 million of current portion of finance leases.

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	September 30, 2019
		Balance excluding
		the adoption of	Effect of
$'s in 000's	As Reported	ASC 842	change
ASSETS
Property and equipment, net (1)	$45,815	$26,303	$(19,512)
Operating lease right-of-use assets	21,987	—	(21,987)
Other non-current assets	1,966	2,040	74

LIABILITIES
Current portion of operating leases	$4,745	$—	$(4,745)
Operating leases, less current installments	17,561	—	(17,561)
Current portion of long-term debt and finance leases(2)	3,504	3,504	—
Finance leases, less current installments	1,879	1,879	—
Other non-current liabilities	238	494	256

(1)	Finance lease right-of-use assets of $3.8 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.2 million of current portion of finance leases.

	Three Months Ended	Nine Months Ended
$'s in 000's	September 30, 2019	September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$337	$1,038
Interest on lease liabilities	126	235
Operating lease cost	3,293	5,164
Variable lease cost(1)	208	395
Short-term lease cost	29	48
Total lease cost	$3,993	$6,880

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.17
Finance leases	2.54
Weighted-average discount rate
Operating leases	5.2%
Finance leases	5.5%

Annual future commitments under non-cancelable leases as of September 30, 2019, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2019	$1,482	$440
2020	5,911	1,428
2021	4,551	735
2022	4,380	566
2023	4,075	164
Thereafter	5,309	25
Total minimum future obligations	$25,708	$3,358
Less interest	(3,402)	(241)
Present value of net future minimum obligations	22,306	3,117
Less current lease obligations	(4,745)	(1,238)
Long-term lease obligations	$17,561	$1,879

Supplemental cash flow information:

Nine Months Ended
$'s in 000's	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$235
Operating cash flows from operating leases	3,110
Financing cash flows from finance leases	1,103
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	4,648
Finance leases	535

Annual future commitments under non-cancelable leases as of December 31, 2018 under ASC 840 were:

	Lease Obligations
$'s in 000's	Operating Leases	Capital Leases
2019	$3,318	$1,615
2020	2,685	1,296
2021	1,894	605
2022	1,765	433
2023	1,478	123
Thereafter	134	—
Total minimum future obligations	$11,274	$4,072
Less imputed interest		(298)
Total lease obligations		3,774
Less current obligations		(1,455)
Long-term lease obligations		$2,319

Note 7 – Income Tax

As a result of the Company’s initial public offering and related reorganization transactions completed in July 2017, the Company held a majority of the economic interest in Holdco and consolidates the financial position and results of Holdco. The remaining ownership of Holdco not held by the Company is considered a non-controlling interest. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Our effective tax rate (ETR) from continuing operations was 12.9% and (16.3)% for the three and nine months ended September 30, 2019, respectively including discrete items, and 17.0% and 12.4% for the three and nine months ended September 30, 2018, respectively. Income tax expense for the three and nine months ended September 30, 2019 and 2018 was different than the U.S federal statutory income tax rate of 21% primarily due to the impact of the non-controlling interest income that is not taxable. Additionally, the Company incurred period specific discrete tax expense items which have also affected the effective tax rates for the three and nine months ended September 30, 2019 and 2018.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the three and nine months ended September 30, 2019, the Company made cash distributions of $0.3 million and $1.6 million, respectively. In the three and nine months ended September 30, 2018, the Company made cash distributions of $0.1 million and $1.5 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. During the three and nine months ended September 30, 2019, the Company relieved previously accrued distributions by $(1.0) million and accrued $0.1 million, respectively, and during the three and nine months ended September 30, 2018, the Company accrued $0.2 and $0.8 million, respectively.

Note 8 – Earnings per Share

Basic and Diluted (Loss) Earnings per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
(in 000's, except for per share amounts)	2019	2018	2019	2018
Numerator:
Net (loss) income	$(8,796)	$3,902	$(552)	$5,343
Less: net (loss) income attributable to non-controlling interests	(2,906)	1,681	(88)	2,651
Net (loss) income attributable to PetIQ, Inc. — basic and diluted	(5,890)	2,221	(464)	2,692
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	22,974	16,944	22,387	15,842
Dilutive effects of stock options that are convertible into Class A common stock	—	291	—	122
Dilutive effect of RSUs	—	4	—	1
Weighted-average shares of Class A common stock outstanding -- diluted	22,974	17,239	22,387	15,966

(Loss) earnings per share of Class A common stock — basic	$(0.26)	$0.13	$(0.02)	$0.17
(Loss) earnings per share of Class A common stock — diluted	$(0.26)	$0.13	$(0.02)	$0.17

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three and nine months ended September 30, 2019 and 2018, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method, respectively.

Additionally, all stock options and restricted stock units have not been included in the diluted earnings per share calculation for the three and nine months ended September 30, 2019, respectively, as they have been determined to be anti-dilutive under the treasury stock method. For the three and nine months ended September 30, 2018, 974 thousand and 346 thousand, respectively, stock options and restricted stock units have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultant’s. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of September 30, 2019, 1,987 thousand shares were available for issuance under the Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provided for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of September 30, 2019, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

Stock Options

The Company awards stock options to certain employees and directors under the Plan and previously issued stock options under the Inducement Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested.  Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.4 million and $4.0 million for the three and nine months ended September 30, 2019, respectively and $1.2 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	35.00%	35.00%
Risk-free interest rate (3)	2.74%	2.53%
Dividend yield (4)	0.00%	0.00%

(1)

The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The following table summarizes the activity of the Company’s unvested stock options for the period ended September 30, 2019.

				Weighted
				Average
		Weighted		Remaining
	Stock	Average	Aggregate	Contractual
	Options	Exercise	Intrinsic	Life
	(in 000's)	Price	Value	(years)
Outstanding at December 31, 2018	1,945	$23.45	5,527	9.1
Granted	423	27.54
Exercised	(81)	19.66
Forfeited	(147)	21.20
Cancelled/Expired	(1)	21.37
Outstanding at September 30, 2019	2,139	$24.56	$9,323	8.5
Options exercisable at September 30, 2019	438

The weighted average grant date fair value of stock options granted during the period ended September 30, 2019 was $10.63 per option. At September 30, 2019, total unrecognized compensation cost related to unvested stock options was $14.8 million and is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At September 30, 2019, total unrecognized compensation cost related to unvested RSUs was $3.6 million and is expected to vest over a weighted average 3.3 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2019 and $0.1 million and $0.1 million for the three and nine months ended September 30, 2018. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended September 30, 2019.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at December 31, 2018	51	$33.16
Granted	119	27.69
Settled	(11)	25.12
Forfeited	(10)	30.91
Nonvested RSUs at September 30, 2019	149	$29.54

There were grants of 30 thousand RSUs for the nine months ended September 30, 2018.

Note 10 – Stockholders’ Equity

Acquisition

During the nine months ended September 30, 2018 Holdco issued 4,200 thousand LLC Interests and Class B common shares as consideration for the VIP Acquisition.

Exchanges

During the nine months ended September 30, 2019 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 1,590 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

During the nine months ended September 30, 2018, holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 5,874 thousand Class B common shares and corresponding LLC Interest for newly issued Class A Common Stock. The LLC Agreement generally allows for conversions on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2018	6,547	21,620	28,167	23.2%	76.8%
Stock based compensation adjustments	—	92	92
Exchange transactions	(1,590)	1,590	—
As of September 30, 2019	4,957	23,302	28,259	17.5%	82.5%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three and nine months ended September 30, 2019, the Company owned a weighted average of 81.4% and 79.4% of Holdco, respectively.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three and nine months ended September 30, 2019 one and two customers individually accounted for more than 10% of sales, together comprising 23% and 35% of net sales, respectively, for such periods. During the three months ended September 30, 2018 one customer individually accounted for more than 10% of sales, comprising 22% of net sales. During the nine months ended September 30, 2018, two customers accounted for more than 10% of sales, together comprising 30% of net sales.

At September 30, 2019 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 52% of outstanding trade receivables, net. At December 31, 2018 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 43% of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

On April 4, 2018, Med Vets, Inc. and  Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims.  Plaintiffs filed a notice of appeal with 9th Circuit Court of Appeals on May 21, 2019. Appeal briefing is expected to conclude in late 2019 and oral arguments are expected to occur in mid-2020. A final decision from the 9th Circuit Court of Appeals is estimated in late 2020.

During the quarter ended September 30, 2019, the Company recorded a liability of $1 million for contract termination costs, related to a settlement for alleged breach of contract.  The expense is included within General and Administrative expenses for the three and nine months ended September 30, 2019.  The liability is included in accrued expenses.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency, other than those previously noted, at September 30, 2019 and December 31, 2018 as the Company does not consider any other contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Note 14 – Segments

Effective January 17, 2018, the Company has two operating segments:  Products and Services. The Products segment consists of the Company’s manufacturing and distribution business. The Services segment consists of the Company’s veterinary services, and related product sales, provided by the Company directly to consumers.

The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to make resource allocation decisions and to evaluate performance. We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate costs and expenses, such as accounting, legal, human resources, information technology and corporate headquarters expenses as our corporate functions do not meet the definition of a segment as defined in the accounting guidance related to segment reporting.

Effective during the three months ended September 30, 2019, the Company changed its segment measure of profitability for its reportable segments from segment operating income (loss) to Adjusted EBITDA to better align the way the CODM views reportable segment operations in light of changes in the Company’s operations, including the increase of manufacturing operations as a result of the Perrigo Animal Health Acquisition in the Products segment and the growth  of the Company’s  wellness centers, host partners, and regions within the Services segment.  For comparability purposes, previous periods have been recast to reflect the measure of segment profitability.

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
September 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$161,534	$24,491	$—	$186,025
Adjusted EBITDA	20,506	7,048	(8,296)	19,258

$'s in 000's			Unallocated
September 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$108,524	$22,858	$—	$131,382
Adjusted EBITDA	14,642	5,217	(6,450)	13,409

Financial information relating to the Company’s operating segments for the nine months ended:

$'s in 000's			Unallocated
September 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$482,224	$72,871	$—	$555,095
Adjusted EBITDA	56,030	18,147	(23,217)	50,960

$'s in 000's			Unallocated
September 30, 2018	Products	Services	Corporate	Consolidated
Net Sales	$355,088	$62,502	$—	$417,590
Adjusted EBITDA	41,337	13,049	(19,327)	35,059

The following table reconciles Segment Adjusted EBITDA to Net (loss) income for the periods presented.

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Adjusted EBITDA:
Product	$20,506	$14,642	$56,030	$41,337
Services	7,048	5,217	18,147	13,049
Unallocated Corporate	(8,296)	(6,450)	(23,217)	(19,327)
Total Consolidated	19,258	13,409	50,960	35,059
Adjustments:
Depreciation	(2,404)	(1,786)	(5,587)	(4,816)
Amortization	(1,807)	(1,294)	(4,364)	(3,691)
Interest	(5,742)	(2,159)	(9,921)	(6,140)
Acquisition costs(1)	(1,960)	(113)	(5,425)	(3,479)
Stock based compensation expense	(1,601)	(1,224)	(4,747)	(2,678)
Purchase accounting adjustment to inventory(2)	(2,403)	—	(2,403)	(1,502)
Non same-store revenue(3)	2,583	1,472	6,254	2,775
Non same-store costs(3)	(5,394)	(3,845)	(12,690)	(6,667)
Fair value adjustment of contingent note	(2,310)	350	(3,090)	(250)
Integration costs and costs of discontinued clinics(4)	(1,166)	(57)	(2,308)	(813)
Clinic launch expenses(5)	(672)	(50)	(672)	(1,261)
Non-recurring royalty settlement(6)	—	—	—	(440)
SKU Rationalization(7)	(6,482)	—	(6,482)	—
Pretax net (loss) income	$(10,100)	$4,703	$(475)	$6,097
Income tax benefit (expense)	1,304	(801)	(77)	(754)
Net (loss) income	$(8,796)	$3,902	$(552)	$5,343

(1)	Acquisition costs are costs directly related to the acquisitions of Perrigo Animal Health, HBH, and VIP, and include diligence, accounting, banking, and other out of pocket costs.
(2)

Purchase accounting adjustment to inventory represents the portion of costs of sales related to the fair value of inventory adjusted as part of the purchase price allocation.  During 2019 the amounts relate to the Perrigo Animal Health Acquisition and are part of the Products segment.  During 2018 the costs relate to the VIP Acquisition and are part of the Services Segment.

(3)

Non same-store revenue and costs relate to Services segment regional offices, mobile community clinics provided with host partners and wellness centers that have been operating for less than six full trailing quarters.

(4)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs. In addition, related to the Service Segment, there were costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP.

(5)

Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

(6)	Non-recurring royalty settlement represents a settlement paid to a supplier related to a royalty agreement in place since 2013.
(7)

SKU Rationalization relates to the disposal of, or reserve to, estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.

Supplemental geographic disclosures are below.

	Three months ended September 30, 2019
$'s in 000's	U.S.	Foreign	Total
Products segment sales	$159,922	$1,612	$161,534
Services segment revenue	24,491	—	24,491
Total net sales	$184,413	$1,612	$186,025

	Three months ended September 30, 2018
$'s in 000's	U.S.	Foreign	Total
Products segment sales	$107,089	$1,435	$108,524
Services segment revenue	22,858	—	22,858
Total net sales	$129,947	$1,435	$131,382

	Nine months ended September 30, 2019
$'s in 000's	U.S.	Foreign	Total
Products sales	$478,979	$3,245	$482,224
Services revenue	72,871	—	72,871
Total net sales	$551,850	$3,245	$555,095

	Nine months ended September 30, 2018
$'s in 000's	U.S.	Foreign	Total
Products sales	$352,058	$3,030	$355,088
Services revenue	62,502	—	62,502
Total net sales	$414,560	$3,030	$417,590

Property, plant, and equipment by geographic location is below.

	September 30, 2019	December 31, 2018
United States	$44,796	$26,268
Europe	1,019	1,067
Total	$45,815	$27,335

Note 15 – Related Parties

As discussed in Note 7– “Income Taxes,” the Company has accrued tax distributions that are payable to holders of Class B common stock and LLC Interests to facilitate the payment of periodic estimated tax obligations by such holders. At September 30, 2019, the Company had paid $0.3 million in advance on required tax distributions which has been included in other current assets on the condensed balance sheets. At December 31, 2018, the Company had recorded an accrual of $1.2 million, for estimated tax distributions, which is included in accounts payable on the condensed consolidated balance sheets.

As discussed in Note 5– “Debt,” the Company has notes payable to the sellers of VIP, who are significant shareholders of the Company, of $17.5 million in aggregate as of September 30, 2019 and December 31, 2018 and accrued interest of $290 thousand and $169 thousand as of September 30, 2019 and December 31, 2018, respectively. The Company paid no interest in the three months ended September 30, 2019 and 2018 respectively. The Company paid $692 thousand and $257 thousand of interest in the nine months ended September 30, 2019 and 2018, respectively. Additionally, up to $10 million may be due under the 2019 Contingent Note, in the event the note is earned.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $91 thousand and $274 thousand in the three and nine months ended September 30, 2019, respectively. The Company incurred rent expenses of $89 thousand and $268 thousand in the three and nine months ended September 30, 2018, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $555 thousand and $693 thousand for the three and nine months ended September 30, 2019, respectively, and $522 thousand for the three and nine months ended September 30, 2018. Mr. Chris Christensen was paid a commission of approximately $28 thousand and $35 thousand for the three and nine months ended September 30, 2019, respectively, and $20 thousand and $25 thousand for the three and nine months ended September 30, 2018, respectively, by Moreton for the sale of such insurance policies to the Company.

Note 16 – Subsequent events

As a result of the Perrigo Animal Health Acquisition and related integration activities, the Company made the strategic decision to consolidate certain functions, including to transfer a significant portion of operations from its facility in Daytona, Florida to Omaha, Nebraska by the fourth quarter 2020. This is an opportunity to optimize OTC production and distribution functions out of a single facility in a centralized location that will create greater efficiencies across its combined supply chain. As of September 30, 2019, an estimate of the financial impact of the related integration activities cannot be made, however, the Company will continue to evaluate the financial impacts.

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

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare, operates in over 3,400 retail partner locations in 40 states, providing cost effective and convenient veterinary wellness services.  PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We have two reporting segments: (i) Products; and (ii) Services.  The Products segment consists of our manufacturing and distribution business. The Services segments consists of our veterinary services, and related product sales, provided by the Company directly to consumers.

We are the sole managing member of PetIQ Holdings, LLC ("Holdco"), a Delaware limited liability company, which is the sole member of PetIQ, LLC ("Opco") and, through Holdco, operate and control all of the business and affairs of Opco.

Recent Developments

Perrigo Animal Health Acquisition

On July 8, 2019, we, through our subsidiary PetIQ, LLC, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). As a result of the Perrigo Animal Health Acquisition, Sergeant’s is now an indirect wholly-owned subsidiary of the Company.

Segment Financial Information

Effective for the three months ended September 30, 2019, the Company changed its segment measure of profitability for its reportable segments from segment operating income (loss) to Adjusted EBITDA to better align the way the chief operating decision maker views reportable segment operations in light of changes in the Company’s operations, including the increase of manufacturing operations as a result of the Perrigo Animal Health Acquisition in the Products segment and the growth  of the Company’s  wellness centers, host partners, and regions within the Services segment.  For comparability purposes, previous periods have been recast to reflect the measure of segment profitability.

Additionally, in the Services segment, the Company began reporting same-store and non same-store sales for the three months ended September 30, 2019. The term “same-store sales” refer to revenue in the Services segment from retail service regional offices, mobile community clinics provided within host partners and wellness centers that have been operating for at least six trailing quarters. The Company believes that it takes six quarters for its new Services segments regional offices, community clinics and wellness centers to reach maturity and providing information on a same-store sales basis provides comparability for the Company’s mature offices, community clinics and wellness centers. As of September 30, 2019, there were 5 and 34 retail service regional offices, mobile community clinics provided within host partners and wellness centers that were included in “same-store” sales and “non same-store” sales, respectively.

Results of Operations

The following tables set forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Product sales	$161,534	$108,524	86.8%	82.6%
Services revenue	24,491	22,858	13.2%	17.4%
Total net sales	186,025	131,382	100.0%	100.0%
Cost of products sold	140,839	90,155	75.7%	68.6%
Cost of services	17,895	17,045	9.6%	13.0%
Total cost of sales	158,734	107,200	85.3%	81.6%
Gross profit	27,291	24,182	14.7%	18.4%
General and administrative expenses	29,345	17,621	15.8%	13.4%
Contingent note revaluations (gain) loss	2,310	(350)	1.2%	(0.3)%
Operating (loss) income	(4,364)	6,911	(2.3)%	5.3%
Interest expense, net	(5,742)	(2,159)	(3.1)%	(1.6)%
Foreign currency loss, net	—	(50)	—%	(0.0)%
Other income, net	6	1	0.0%	0.0%
Total other expense, net	(5,736)	(2,208)	(3.1)%	(1.7)%
Pretax net (loss) income	(10,100)	4,703	(5.4)%	3.6%
Benefit (provision) from income taxes	1,304	(801)	0.7%	(0.6)%
Net (loss) income	$(8,796)	$3,902	(4.7)%	3.0%

	For the Nine Months Ended		% of Net Sales
$'s in 000's	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Product sales	$482,224	$355,088	86.9%	85.0%
Service revenue	72,871	62,502	13.1%	15.0%
Total net sales	555,095	417,590	100.0%	100.0%
Cost of products sold	416,748	302,324	75.1%	72.4%
Cost of services	51,426	48,883	9.3%	11.7%
Total cost of sales	468,174	351,207	84.3%	84.1%
Gross profit	86,921	66,383	15.7%	15.9%
General and administrative expenses	74,333	53,532	13.4%	12.8%
Contingent note revaluation loss	3,090	250	0.6%	0.1%
Operating income	9,498	12,601	1.7%	3.0%
Interest expense, net	(9,921)	(6,140)	(1.8)%	(1.5)%
Foreign currency (loss) gain, net	(73)	8	(0.0)%	0.0%
Other income (expense), net	21	(372)	0.0%	(0.1)%
Total other expense, net	(9,973)	(6,504)	(1.8)%	(1.6)%
Pretax net income	(475)	6,097	(0.1)%	1.5%
Provision from income taxes	(77)	(754)	(0.0)%	(0.2)%
Net (loss) income	$(552)	$5,343	(0.1)%	1.3%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Services segment sales:
Same-store sales	$21,908	$21,386	$66,617	$59,727
Non same-store sales	2,583	1,472	6,254	2,775
Net services segment sales	24,491	22,858	72,871	62,502
Products segment sales	161,534	108,524	482,224	355,088
Total net sales	186,025	131,382	555,095	417,590

Adjusted EBITDA
Products	20,506	14,642	56,030	41,337
Services	7,048	5,217	18,147	13,049
Unallocated Corporate	(8,296)	(6,450)	(23,217)	(19,327)
Total Adjusted EBITDA	$19,258	$13,409	$50,960	$35,059

Three Months Ended September 30,  2019 Compared With Three Months Ended September 30,  2018

Net sales

Consolidated Net Sales

Consolidated net sales increased $54.6 million, or 42%, to $186.0 for the three months ended September 30, 2019, compared to $131.4 million for the three months ended September 30, 2018. This increase was driven by the Perrigo Animal Health Acquisition, other growth in the Products segment, and the opening of additional wellness centers in the Services segment.

Products Segment

Product sales increased $53.0 million, or 49%, to $161.5 million for the three months ended September 30, 2019, compared to $108.5 million for the three months ended September 30,  2018. This increase was driven by acquisitions, resulting in approximately $23 million in sales growth, and by velocity growth within current customers.

Services Segment

Service revenue increased $1.6 million or 7%, from $22.9 million to $24.5 million for the three months ended September 30,  2019, compared to the three months ended September 30,  2018. The Services revenue growth was driven by the opening of new wellness centers and increasing pet counts within existing community clinics, as a result of scheduling improvements. Same-store sales increased $0.5 million or 2%, to $21.9 million for the three months ended September 30, 2019, compared to $21.4 million for the three months ended September 30, 2018. The increase in same-store sales was driven by new wellness centers opening in the vicinity of existing mobile clinics and the anniversary of the significant improvements in scheduling that were largely in place by the third quarter of 2018. Non same-store sales increased $1.1 million or 76%, to $2.6 million for the three months ended September 30, 2019, compared to $1.5 million for the three months ended September 30, 2018. The increase in non same-store sales was a result of opening 2 additional wellness centers in the 2019 period, as well as the maturation of clinics opened in the past six trailing quarters.

Gross profit

Gross profit increased by $3.1 million or 13%, to $27.3 million for the three months ended September 30, 2019, compared to $24.2 million for the three months ended September 30, 2018. This increase is due to the significant sales growth.

Gross margin decreased to 14.7% for the three months ended September 30, 2019, from 18.4% for the three months ended September 30, 2018, driven by purchase accounting adjustments and other activity related to the Perrigo Animal Health Acquisition and other product sales growth being primarily in lower margin items.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $11.7 million, or 67%, to $29.3 million for the three months ended September 30, 2019, compared to $17.6 million for the three months ended September 30, 2018. As a percentage of net sales, G&A increased from 13.4% for the third quarter of 2018 to 15.8% for the third quarter of 2019, primarily driven by costs related to the Perrigo Animal Health Acquisition and overall expansion of corporate services.

Products Segment

Products segment G&A increased $5.0 million or 114% to $9.4 million for the three months ended September 30, 2019, compared to $4.4 million for the three months ended September 30,  2018. This increase was driven by acquisitions, resulting in approximately $4.0 million in G&A costs related to the acquired businesses, primarily selling and distribution expenses.

Services Segment

Services segment G&A increased $1.1 million, or 31%, to $4.6 million for the three months ended September 30, 2019, compared to $3.5 million for the three months ended September 30,  2018. This increase was driven by additional marketing spend as the Company launches new wellness centers, as well as normal variable costs in supporting the Services revenue growth. Nearly all of the G&A growth relates to clinics opened in the last six quarters and therefore is derived from the non same-store sales base.

Unallocated Corporate

Unallocated corporate G&A increased $5.5 million, or 56%, to $15.3 million for the three months ended September 30, 2019, from $9.8 million for the three months ended September 30, 2018. The increase was driven by costs related to the Perrigo Animal Health Acquisition, including $2.0 million of acquisition costs and $1.0 million related to contract termination to adjust service providers. Stock-based compensation expense has grown by $0.4 million on normal corporate growth, amortization has grown by $0.4 million related to the additional acquisitions, and expenses have grown due to additional corporate infrastructure related to acquisitions, including the administrative departments at the Company’s new subsidiaries of $1.9 million, as well as growth in the headquarters overhead related to corporate employees. This was offset slightly by reduction of corporate overhead as duplicate positions have been eliminated as functions are centralized.

Pre-tax net (loss) income

As a result of the factors above, consolidated pre-tax net (loss) income decreased $14.8 million to ($10.1) million for the three months ended September 30, 2019, compared to pre-tax net income of $4.7 million for the three months ended September 30, 2018. The reduction of pre-tax income was driven by expenses related to the Perrigo Animal Health Acquisition, such as acquisition expenses included in unallocated Corporate, SKU rationalization costs, and integration costs within the Products segment, as well as growing net losses related to new clinics in the Services Segment.

Provision for income taxes

Our effective tax rate was 12.9% and 17.0% for the three months ended September 30, 2019 and 2018, respectively, with a tax benefit of $1.3 million and tax expense of $0.8 million. The Company’s tax rate is impacted by the ownership structure, which changes over time.

Segment Adjusted EBITDA

Effective during the three months ended September 30, 2019, the Company changed its segment measure of profitability for its reportable segments from segment operating income (loss) to Adjusted EBITDA to better align the way the chief operating decision maker views reportable segment operations in light of changes in the Company’s operations, including the increase of manufacturing operations as a result of the Perrigo Animal Health Acquisition in the Products segment and the growth of the Company’s wellness centers, host partners, and regions within the Services segment. For comparability purposes, previous periods have been recast to reflect the measure of segment profitability.

Products Segment

Products segment Adjusted EBITDA increased $5.9 million, or 40% to $20.5 million for the three months ended September 30, 2019, compared to $14.6 million for the three months ended September 30, 2018. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth as well as the Perrigo Animal Health Acquisition and HBH Acquisition ($22.9 million of additional sales), which expanded the Company’s manufacturing capabilities as well as added additional brands of products. Adjustments related to the segment include a purchase accounting adjustment for the step up of inventory to fair value of $2.4 million, depreciation on production assets, and costs related to the Company’s SKU rationalization process of $6.5 million, which resulted in disposal of, or a reserve on, inventory not expected to be sold due to brand re-alignment.

Services Segment

Services segment Adjusted EBITDA increased $1.8 million, or 35%, to $7.0 million for the three months ended September 30, 2019, compared to $5.2 million for the three months ended September 30, 2018. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. The Services segment Adjusted EBITDA has grown on increasing pet counts in existing clinics driven by schedule optimization and price alignment.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources information technology and headquarters expenses, as well as executive and incentive compensation expenses, and other miscellaneous costs. Unallocated corporate costs have primarily grown due to the growth in the Company, including adding to administrative headcount through acquisitions, as well as headquarters growth to support the larger Company. Adjustments to unallocated corporate include expenses related to specific events, such as the acquisition expenses, fair value of the inventory adjustment, integration costs, and the fair value adjustment to the contingent note. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

$'s in 000's	Three months ended September 30, 2019
September 30, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$10,376	$2,991	$(23,467)	$(10,100)
Adjustments:
Depreciation	1,228	547	629	2,404
Interest	17	27	5,698	5,742
Amortization	—	—	1,807	1,807
Acquisition costs	—	—	1,960	1,960
Stock based compensation expense	—	—	1,601	1,601
Purchase accounting adjustment to inventory	2,403	—	—	2,403
Non same-store revenue	—	(2,583)	—	(2,583)
Non same-store costs	—	5,394	—	5,394
Fair value adjustment of contingent note	—	—	2,310	2,310
Integration costs and costs of discontinued clinics	—	—	1,166	1,166
SKU Rationalization	6,482	—	—	6,482
Clinic launch expense	—	672	—	672
Adjusted EBITDA	$20,506	$7,048	$(8,296)	19,258

$'s in 000's	Three months ended September 30, 2018
September 30, 2018	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$14,053	$2,260	$(11,610)	$4,703
Adjustments:
Depreciation	589	477	720	1,786
Interest	—	—	2,159	2,159
Amortization	—	—	1,294	1,294
Acquisition costs	—	—	113	113
Stock based compensation expense	—	—	1,224	1,224
Non same-store revenue	—	(1,472)	—	(1,472)
Non same-store costs	—	3,845	—	3,845
Fair value adjustment of contingent note	—	—	(350)	(350)
Integration costs and costs of discontinued clinics	—	57	—	57
Clinic launch expense	—	50	—	50
Adjusted EBITDA	$14,642	$5,217	$(6,450)	13,409

Nine Months Ended September 30,  2019 Compared With Nine Months Ended September 30, 2018

Net sales

Consolidated Net Sales

Consolidated net sales increased $137.5 million, or 33%, to $555.1 million for the nine months ended September 30, 2019, compared to $417.6 million for the nine months ended September 30, 2018. This increase was driven by Products segment sales as discussed below, with minor growth in the Services segment.

Products Segment

Product sales increased $127.1 million, or 36%, to $482.2 million for the nine months ended September 30, 2019, compared to $355.1 million for the nine months ended September 30, 2018. This increase was driven by expanding item counts at existing customers of existing items and increase in velocity of sales of existing items, as well growth due to the acquisitions.

Services Segment

Services revenue increased $10.4 million, or 17%, to $72.9 million in the nine months ended September 30, 2019 compared to $62.5 million for the nine months ended September 30, 2018. The Services revenue growth was driven by the opening of new wellness centers and increasing pet counts within existing community clinics, which was driven by scheduling improvements. Same-store sales were $66.6 million for the nine months ended September 30, 2019 and $59.7 million for the nine months ended September 30, 2018. The increase in same-store sales was driven by increasing pet counts within existing community clinics, which was driven by scheduling improvements, primarily in the first six months of 2019. Non same-store sales were $6.3 million in the nine months ended September 30, 2019 and $2.8 million in the nine months ended September 30, 2018. The increase in non same-store sales relates to the opening of nine additional wellness centers in the 2019 period, as well as the stores opened in 2018 being open for the full period.

Gross profit

Gross profit increased $20.5 million, or 31%, to $86.9 million for the nine months ended September 30, 2019, compared to $66.4 million for the nine months ended September 30, 2018. This increase is due to the significant sales growth, the operational improvements made in the services segment by rationalizing unproductive clinics, economies of scale within the Products segment, offset by product sales mix and costs related to the Perrigo Animal Health Acquisition including SKU rationalization and the step up of inventory as part of the purchase price allocation.

Gross margin decreased to 15.7% for the nine months ended September 30, 2019, from 15.9% for the nine months ended September 30, 2018.  Driven by the sales growth in the products segment occurring in lower margin items, the one-time costs discussed above, offset somewhat by the improvements in the services business.

General and administrative expenses

Consolidated G&A increased by $20.8 million, or 39%, to $74.3 million for the nine months ended September 30, 2019, compared to $53.5 million for the nine months ended September 30, 2018. As a percentage of net sales, G&A increased from 12.8% for the first nine months of 2018 to 13.4% for the first nine months of 2019, primarily driven by costs related to the acquisition of Perrigo Animal Health, additional costs related to expanded administrative function due to acquisitions, increase in variable selling costs related to higher sales, and overall expansion of corporate services.

Products Segment

Products segment G&A increased $7.4 million, or 54%, to $21.0 million for the nine months ended September 30, 2019, compared to $13.6 million for the nine months ended September 30,  2018. This increase was driven by acquisitions, resulting in approximately $6.1 million in G&A growth as the acquired businesses also have G&A costs, primarily related to selling and distribution expenses, as well as moderate growth in variable selling costs related to higher sales.

Services Segment

Services segment G&A increased $2.4 million, or 24%, to $12.1 million for the nine months ended September 30, 2019, compared to $9.7 million for the nine months ended September 30,  2018. This increase was driven by additional marketing spend as the Company launched new wellness centers, as well as normal variable costs in supporting the services sales growth. Nearly all of the $2.4 million of G&A growth relates to clinics opened in the last six quarters and therefore is derived from the non same-store sales base.

Unallocated Corporate

Unallocated corporate costs grew considerably over the prior year, with growth of $11.0 million to $41.2 million in the nine months ended September 30, 2019, compared to $30.2 million for the nine months ended September 30, 2018.  The increase was driven by costs related to the Perrigo Animal Health Acquisition, including $5.4 million of acquisition costs and $1.0 million related to contract termination to adjust service providers.  Stock-based compensation expense has grown by $2.1 million on normal corporate growth, amortization has grown by $0.7 million, related to the additional acquisitions, and expenses have grown due to additional corporate infrastructure related to acquisitions, including the administrative departments at the Company’s new subsidiaries of $1.4 million, as well as growth in the headquarters overhead related to corporate employees of approximately $3.7 million.  This was offset slightly by reduction of corporate overhead as duplicate positions have been eliminated as functions are centralized.

Interest expense, net

Interest expense, net, increased $3.8 million to $9.9 million for the nine months ended September 30, 2019, compared to $6.1 million for the nine months ended September 30, 2018. This increase was driven by additional debt taken on to fund the Perrigo Animal Health Acquisition during 2019.

Pre-tax net (loss) income

As a result of the factors above, consolidated pre-tax net income decreased $6.6 million to ($0.5) million for the nine months ended September 30, 2019 compared to $6.1 million for the nine months ended September 30, 2018.

Provision for income taxes

Our effective tax rate was (16.3%) and 12.4% for the nine months ended September 30, 2019 and 2018, respectively, with tax expense of $77 thousand and $0.8 million, respectively. The Company’s tax rate is impacted by the ownership structure, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $14.7 million, or 36%, to $56.0 million for the nine months ended September 30, 2019, compared to $41.3 million for the nine months ended September 30, 2018. The significant growth in Products segment operating income is the result of significant sales growth, primarily related to increased velocity of sales of existing products to existing customers, as well as the Perrigo Animal Health Acquisition, which expanded the Company’s manufacturing capabilities as well as added additional brands of products.

Services Segment

Services segment Adjusted EBITDA increased $5.1 million, or 39%, to $18.1 million for the nine months ended September 30, 2019, compared to $13.0 million for the nine months ended September 30, 2018. The increase was due to Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources information technology and headquarters expenses, as well as executive and incentive compensation expenses, and other miscellaneous costs.

The following tables reconcile pre-tax net income (loss) to Adjusted EBITDA for the periods presented.

$'s in 000's	Nine months ended September 30, 2019
September 30, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$44,460	$9,363	$(54,298)	$(475)
Adjustments:
Depreciation	2,134	1,591	1,862	5,587
Interest	51	85	9,785	9,921
Amortization	—	—	4,364	4,364
Acquisition costs	—	—	5,425	5,425
Stock based compensation expense	—	—	4,747	4,747
Purchase accounting adjustment to inventory	2,403	—	—	2,403
Non same-store revenue	—	(6,254)	—	(6,254)
Non same-store costs	—	12,690	—	12,690
Fair value adjustment of contingent note	—	—	3,090	3,090
Integration costs and costs of discontinued clinics	500	—	1,808	2,308
SKU Rationalization	6,482	—	—	6,482
Clinic launch expense	—	672	—	672
Adjusted EBITDA	$56,030	$18,147	$(23,217)	50,960

$'s in 000's	Nine months ended September 30, 2018
September 30, 2018	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$39,158	$3,855	$(36,916)	$6,097
Adjustments:
Depreciation	1,739	1,726	1,351	4,816
Interest	—	—	6,140	6,140
Amortization	—	—	3,691	3,691
Acquisition costs	—	—	3,479	3,479
Stock based compensation expense	—	—	2,678	2,678
Purchase accounting adjustment to inventory	—	1,502	—	1,502
Non same-store revenue	—	(2,775)	—	(2,775)
Non same-store costs	—	6,667	—	6,667
Fair value adjustment of contingent note	—	—	250	250
Integration costs and costs of discontinued clinics	—	813	—	813
Clinic launch expense	—	1,261	—	1,261
Non-recurring royalty settlement	440	—	—	440
Adjusted EBITDA	$41,337	$13,049	$(19,327)	35,059

Consolidated Non-GAAP Financial Measures

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss) income	$(8,796)	$3,902	$(552)	$5,343
Plus:
Tax (benefit) expense	(1,304)	801	77	754
Depreciation	2,404	1,786	5,587	4,816
Amortization	1,807	1,294	4,364	3,691
Interest	5,742	2,159	9,921	6,140
EBITDA	$(147)	$9,942	$19,397	$20,744
Acquisition costs(1)	1,960	113	5,425	3,479
Integration costs and costs of discontinued clinics(2)	1,166	57	2,308	813
SKU rationalization(3)	6,482	—	6,482	—
Purchase accounting adjustment to inventory	2,403	—	2,403	1,502
Stock based compensation expense	1,601	1,224	4,747	2,678
Fair value adjustment of contingent note(4)	2,310	(350)	3,090	250
Non same-store revenue(5)	(2,583)	(1,472)	(6,254)	(2,775)
Non same-store costs(5)	5,394	3,845	12,690	6,667
Clinic launch expenses(6)	672	50	672	1,261
Non-recurring royalty settlement(7)	—	—	—	440
Adjusted EBITDA	$19,258	$13,409	$50,960	$35,059

(1)	Acquisition costs relating to acquisitions of VIP, HBH and Perrigo Animal Health.
(2)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs. In addition, related to the Service Segment, there were costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP.

(3)

SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition.  All costs are included in the Products segment gross margin.

(4)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent note to fair value.
(5)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.

(6)

Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

(7)	Non-recurring royalty settlement represents a settlement paid to a supplier related to a royalty agreement in place since 2013.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity contributions. As of September 30, 2019 and December 31, 2018, our cash and cash equivalents were $10.5 million and $66.4 million, respectively. As of September 30,  2019, we had $17.5 million outstanding under a revolving credit facility, $220.0 million under a term loan and  $19.5 million in other debt. Up to an additional $10 million may be payable pursuant to the 2019 Contingent Note. The debt agreements bear interest at rates between 4.3% and 6.8%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30,  2019 and December 31,  2018, we had working capital (current assets less current liabilities) of $133.6 million and $143.5 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $8.6 million for the nine months ended September 30, 2019, compared to cash used in operating activities of $13.3 million for the nine months ended September 30, 2018. The change in operating cash flows primarily reflects lower earnings, offset by higher non-cash items such as stock based compensation and contingent note revaluation and decreases in working capital. Working capital changes are driven by decreased inventory on the seasonality of the business and optimization of inventory levels. Net changes in assets and liabilities accounted for $27.1 million in cash used in operating activities for the nine months ended September 30, 2019 compared to $30.9 million of cash used in operating activities for the nine months ended September 30, 2018.

Cash used in Investing Activities

Net cash used in investing activities was $190.1 million for the nine months ended September 30, 2019, compared to $98.1 million for the nine months ended September 30, 2018. The increase in net cash used in investing activities is a result of the Perrigo Animal Health Acquisition that occurred in the current year.

Cash provided by Financing Activities

Net cash provided by financing activities was $142.9 million for the nine months ended September 30, 2019,  compared to $78.1 million in net cash provided by financing activities for the nine months ended September 30, 2018. The change in cash provided by financing activities is primarily driven by the Company’s new debt taken out to finance the VIP Acquisition in the prior year period compared to the new debt taken out to finance the Perrigo Animal Health Acquisition in the current year.

Description of Indebtedness

A&R Credit Agreement

In connection with the Perrigo Animal Health Acquisition described in Note 2 – Business Combination, above, the Company amended and restated its existing revolving credit agreement (the “A&R Credit Agreement”) on July 8, 2019. The A&R Credit Agreement provides for a secured revolving credit facility of $110 million, with an accordion feature allowing an additional increase up to $125 million and extends the maturity date of the revolving facility to July 8, 2024. In addition, the A&R Credit Agreement reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio.  The Company incurs fees between 0.375% and 0.50% as unused facility fees, dependent on the amount borrowed.

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

As of September 30, 2019, $17.5 million was outstanding under the A&R Credit Agreement. The weighted average interest rate on the A&R Credit Agreement was 4.3% at September 30, 2019.

A&R Term Loan Credit Agreement

Also in connection with the closing of the Perrigo Animal Health Acquisition, the Company amended and restated its existing term loan credit agreement (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The A&R Term Loan Credit Agreement was increased from $74.1 million to $220.0 million at an interest rate of 6.5% as a LIBOR rate loan, the proceeds of which were used to refinance the existing term loan facility and consummate the acquisition.

All obligations under the A&R Term Loan Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of September 30, 2019, the Company was in compliance with these covenants.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenants that requires compliance a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of September 30, 2019, the Company was in compliance with these covenants.

As of September 30, 2019, $220.0 million was outstanding under the A&R Term Loan Credit Agreement. The A&R Credit Agreement and A&R Term Loan Credit Agreement contain certain covenants and restrictions including a fixed charge coverage ratio and a minimum EBITDA target and is secured by collateral consisting of a percentage of eligible accounts receivable, inventories, and machinery and equipment. As of September 30,  2019, the Company was in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million. As of December 31, 2018, $7.5 million was payable pursuant to the 2018 Contingent Note and up to $10 million may be payable pursuant to the 2019 Contingent Note.  The guarantee note and the 2018 Contingent Note, collectively, “Notes Payable – VIP Acquisition” of $17.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The Company incurred debt issuance costs of $0.7 million during the three and nine months ended September 30, 2019, respectively, related to the A&R Credit Agreement and $4.7 million during the three and nine months ended September 30, 2019, respectively, related to the A&R Term Loan Credit Agreement.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2019, we had variable rate debt of approximately $237.5 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the nine months ended by approximately $1.1 million.

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

In relation to the closing of the Perrigo Animal Health Acquisition, as outlined in Note 2, management implemented changes to internal control activities, including enhanced policies and review procedures pertaining to disclosure controls, the use of valuation service providers, opening balance sheet determination, intercompany transactions, and segment reporting. There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30,  2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 4, 2018, Med Vets, Inc. and  Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims.  Plaintiffs filed a notice of appeal with 9th Circuit Court of Appeals on May 21, 2019. Appeal briefing is expected to conclude in late 2019 and oral arguments are expected to occur in mid-2020. A final decision from the 9th Circuit Court of Appeals is estimated in late 2020.

During the quarter ended September 30, 2019, the Company recorded a liability of $1 million, related to a settlement for alleged breach of contract.  The expense is included within General and Administrative expenses for the three and nine months ended September 30, 2019.  The liability is included in accrued expenses.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency, other than those previously noted, at September 30,  2019 and December 31, 2018 as the Company does not consider any other contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

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

Item 6. Exhibits. –

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

PETIQ, INC.

November 8, 2019	/s/ John Newland
John Newland
Chief Financial Officer