Form 10-K
period 2019-12-31
PetIQ, Inc.
filed 2020-03-11
CIK 1668673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $629.7 million. Shares of Class A common stock held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2020, we had 23,889,861 shares of Class A common stock and 4,462,643 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2019, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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

Item 1 - Business

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail, including veterinary, and e-commerce channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare (“VIP”), operates in over 3,400 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary services, and related product sales, provided by the Company directly to consumers.

We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all of the business and affairs of Opco.

Recent Developments

Capstar Acquisition

On January 13, 2020, we announced that, through Opco, we executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. Capstar and CapAction are oral tablets for the treatment of flea infestations on dogs, puppies, cats and kittens. Capstar is comprised of five SKUs and CapAction is sold under three SKUs. The closing of the transaction is contingent upon customary closing conditions, including, among others, the approval of the acquisition under a consent order issued by the U.S. Federal Trade Commission. The parties have agreed that the Acquisition will not close earlier than July 1, 2020.

Following closing, Elanco will manufacture and supply Capstar and CapAction and provide certain technology transfer services to Opco over a 24-month period pursuant to a manufacturing and supply agreement.

Perrigo Animal Health Acquisition

On July 8, 2019, we, through Opco, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). As a result of the Perrigo Animal Health Acquisition, Sergeant’s is now an indirect wholly-owned subsidiary of the Company.

Our Industry

Attractive Pet Industry Trends. In 2019, approximately 54% of total U.S. households owned a dog or a cat, compared to 50% of total U.S. households in 2009, according to Packaged Facts. Demographic trends in pet ownership and changing attitudes toward pets support our continuing growth, through the following:

∎

Pet Humanization: According to Packaged Facts, in the United States, an estimated 90% of dog owners and 86% of cat owners strongly or at least somewhat agree that they view their pets as family members. In addition, in 2019, 93% of dog owners and 91% of cat owners agreed that their pets have had a positive impact on their mental health, and, in 2018, 92% of dog owners and 85% of cat owners agreed that their pets had a positive impact on their physical health. With pets increasingly viewed as companions, friends and family members, pet owners behave like “pet parents” with a strong inclination for spending disposable income to meet all of their pets’ needs during all economic cycles. Pets have become a household and individual spending priority.

∎

Increasing Consumer Focus on Pet Health and Wellness: Consumers are exhibiting greater interest in improved health for their pets and, as a result, are increasing their spending on veterinary care as well as purchases of the most effective veterinarian-grade pet products and supplies. Pet owners of all demographic and income levels aspire to purchase leading veterinarian-grade treatments.

∎

Increasing Pet Age and Incidents of Pet Disease: Pets are living longer and, as a result, have increasing medical needs. Packaged Facts cites Association for Pet Obesity Prevention (APOP) data for 2018 that 56% of dogs and 60% of cats are overweight, and Packaged Facts cites Merck Animal Health estimates from 2017 that up to 75% of older dogs have heart disease. Packaged Facts also found in a July-August 2019 survey that 38% of dog and 36% of cat owners have a pet that is 7 years old or older.

∎

Increasing Market Size and Consumer Spending: Pet spending in the United States has steadily increased every year since 1994, with Americans spending approximately $95 billion on pet products and services for their pets in 2019, when sales growth was a robust 5.4%. According to Packaged Facts, the total U.S. pet products and services market is expected to reach $122 billion in 2023, representing a CAGR of 5.1% from 2019 to 2024.

Strong Growth in Pet Products. According to Packaged Facts, the $95.0 billion U.S. consumers spent on pet products and services in 2019 nearly doubled their 2009 spending of $53.7 billion. Veterinary channel sales of pet medications grew from an estimated $6.7 billion in 2018 to $7.3 billion in 2019, and overall retail sales of pet medications (excluding pet supplements) are estimated to grow from $9.0 billion in 2019 to $12.5 billion by 2022, according to Packaged Facts. Additionally, our innovative pet treats compete in the U.S. dog and cat treat market, which has grown every year since 2012. According to Packaged Facts, the U.S. dog and cat treat market has grown to an estimated $6.7 billion in 2019 and is estimated to reach $7.5 billion of retail sales by 2023, representing a CAGR of 3% between 2018 and 2023.

Growth of Pet Medication Purchases from Retail Channel. We believe the market for pet medication and health and wellness products in the retail and online channels will likely outpace growth in the broader pet industry. The pet owner has increasingly purchased veterinarian grade pet products from the retail channel and e-commerce. We believe that migration will continue in the future as more consumers take advantage of the convenience of their local retail store and online, become aware of the significant cost savings that retail channels and online can deliver, and our product penetration at retail increases. Additionally, there is a significant segment of pet owners who have not sought pet health care for a variety of reasons. Our affordable high-quality products will help unlock demand and provide customers the leading treatments they want at prices they can afford as the estimated retail share of the U.S. pet medication industry has remained strong and stable over the past decade. In addition, we have strong relationships with established distribution to veterinarians and believe we are uniquely positioned to provide veterinarian services within the retail channel, and continue to benefit from this channel expansion.

Our Business Strategy

There are significant opportunities to grow our brand awareness, increase our net sales and profitability and deliver shareholder value by executing on the following initiatives:

Grow Consumer Awareness of Our Products in the Retail Channel. We are an established category creator in the pet health and wellness and medication market.  While we maintain strong relationships with the top distributors to the veterinary channel, we have strong penetration of the retail channel and high awareness among retailers. With our broad retail network that includes the top U.S. retailers, we are increasingly focused on providing these retailers with excellent value and on building consumer awareness and converting more pet owners to use products we distribute. As retailers continue to see the value our proprietary products bring to their bottom line and in helping them compete with other OTC channels, and as pet owners learn that our proprietary value-branded products offer the same active ingredients as leading brands at lower prices, we believe our share of the overall pet Rx and OTC medications and health and wellness products market will continue to grow.

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

Provide Veterinarian Services in Conjunction with our Retail Partners. Through our Services segment, we participate in the veterinary services industry, which is expected to grow from $28.5 billion in 2019 to $36.8 billion in 2023 according to Packaged Facts, representing a CAGR of 5.3%. We provide a comprehensive suite of services at 3,400 community clinic locations and wellness centers hosted at retailers across 41 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. We believe we have the ability to expand those offerings within our existing retail footprint, which will provide an additional earnings stream, as well as drive pet parent traffic to our retail partners for the purchase of pet medication and health and wellness products, thereby expanding the sales of our product offerings through our retail partners. In addition, we opened 80 wellness centers within retail partners in 2019 and we expect to open 1,000 wellness centers by 2023. We believe that our wellness centers will help us address the $10.0 billion underserved veterinary market in 2019, consisting of $7.4 billion of services according to L.E.K. Consulting and $2.6 billion in related product revenue generated from such services based on management estimates.

Employees

As of December 31, 2019, we had 1,866 employees. Our employees are not represented by any labor union or any collective bargaining arrangement with respect to their employment with us. We have never experienced any work stoppages or strikes as a result of labor disputes. We believe that our employee relations are good.

We additionally regularly contract with veterinarians to staff our community clinics and wellness centers.  As of December 31, 2019, we utilized approximately 1,700 contract veterinarians.

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

Similarly, the practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months as there are more fleas, ticks, and mosquitos during these months and products and services sold to prevent or treat illness or diseases related to these insects.

Our Products

Through our Products segment, we are a manufacturer and distributor of pet medication and health and wellness products to the retail channel, and also have strong relationships with distribution to veterinarians, which will be leveraged to sell Capstar to veterinarians upon closing of that transaction. We focus our product offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications, and wellness products. We offer and supply these products to customers primarily in the United States.

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

We also sell to retailers more than 350 SKUs of the most popular pet Rx medications, in multiple formats, that previously had been available primarily through the veterinarian channel. These retailers then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx medications that we distribute include Rimadyl®, Heartgard® Plus and Vetmedin®.

OTC Medications and Supplies

The OTC medications we sell are primarily comprised of flea and tick control products, which are available in multiple forms that consumers choose between, such as spot on (topical) treatments, chewables, and collars.

We sell to the retail channel more than 500 SKUs of the most popular leading OTC-branded and value-branded medications consisting primarily of flea and tick control medications. We source OTC medications directly from manufacturers or through licensed distributors. With the completion of the Perrigo Animal Health Acquisition during 2019, we have expanded our manufacturing capabilities to include spot on and collar flea and tick control medications under the PetArmor, Sentry and Sergeants brands.

Health and Wellness Products

Our health and wellness products include specialty treats and other pet products such as dental treats and nutritional supplements (including hip and joint, vitamins and skin and coat products). We manufacture and distribute more than 350 SKUs of proprietary wellness products for dogs and cats, mainly under our PetArmor, VetIQ, Minties and Sentry product lines.

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

Historically, pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail outlets, which offer consumers access to these products at lower prices and in more convenient locations. Our retail channel sales are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Walmart, Target and Kroger); (ii) club stores (e.g., Sam’s Club, Costco Wholesale and BJ’s Wholesale Club); (iii) pet specialty stores (e.g., PetSmart, Petco and independent pet stores); (iv) e-commerce (e.g., Chewy.com and Amazon.com); and (v) independent pharmacies. The Company will continue to grow its e-commerce business sales in line with total market growth in this channel by supporting its retail partners’ channel strategies and partnering with leading online retailers.

We believe we are a key participant in the sales growth of pet medication products to the retail channel, with the additional benefit of having access to the veterinarian channel through solid relationships with established distributors.

Customers

Approximately 99% of our 2019 and 2018 net sales, and 98% of our 2017 net sales, were generated from customers located in the United States and Canada, with the remainder from foreign locations. Our customers are primarily national superstore chains, ecommerce retailers, and national pet superstore chains, such as Walmart, Sam’s Club, Costco, PetSmart, Petco, Kroger, Target, Chewy.com, Amazon, and BJ’s Wholesale Club. We supply each of these customers on a national basis. Our largest retail customers in 2019 were Chewy.com and Walmart, which represented 23% and 12%, respectively, of our net sales. Our largest retail customers in 2018 and 2017 were Walmart and Sam’s Club, which represented 18% and 6%, respectively, of our net sales in 2018 and 30% and 16%, respectively, of our net sales in 2017. In addition, Anda Inc. (“Anda”), which distributes our products to pharmacies, accounted for 10% of our net sales in 2018, and 15% in 2017.  No other customer accounted for more than 10% of our net sales in 2019, 2018, or 2017.

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

Supply Chain

Proprietary Value-Branded Products

None of our suppliers for our proprietary value-branded products are individually significant. We believe there is ample available capacity, including of active pharmaceutical ingredients (“API”), for our value-added products, including at contract manufacturing organizations around the world. Our proprietary value-branded products are currently manufactured by us at our facilities in Omaha, Nebraska, Daytona Beach, Florida and Springville, Utah and through a network of manufacturing facilities owned and operated by contract manufacturing partners across the United States and in Europe. We expect that the combined capacities of our facilities and those of our contract manufacturing partners will meet our forecasted needs for our proprietary value-branded products for the foreseeable future.

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

Fulfillment, Warehousing and Shipping

To accomplish efficient fulfillment for Rx medication products across the United States into retail, we utilize our established medication distribution channels with our distribution partner, Anda. We have a multi-year contract with Anda, which automatically renews for successive two year terms.

For most products, our in-house fulfillment and distribution operations manage the entire supply chain, beginning with the placement of the order, continuing through order processing and then fulfilling and shipping of the product to the customer. All customer orders are processed by our customer service team. We inventory our products at, and fill most customer orders from, our distribution centers in Daytona Beach, Florida, Omaha, Nebraska and Springville, Utah. We also use third-party warehouse providers to fulfill a small amount of our orders. We ship our products using common carriers.

Product Quality and Safety

We believe that product safety and quality are critical. We have developed, implemented and enforced a robust product safety and quality program. We have established critical control points throughout the entire supply chain from ingredient sourcing to finished goods to ensure compliance with our quality program.

The food safety program at our Utah plant, where our pet treats are made, is certified at Safe Quality Food (“SQF”) Level II (Food Safety) under Global Food Safety Initiative (GFSI) Benchmarks. To achieve this qualification level, our Utah facility has been built to comply with particular food safety specifications and allows for correct airflow to prevent cross-contamination, among other things. This qualification level also requires us to have certain standard operating procedures in place written to SQF code specifications, hold regular training seminars for manufacturing employees and maintain reporting documentation evidencing compliance with such standard operating procedures.

In addition, our food safety and quality program includes strict guidelines for incoming ingredients, batching, processing, packaging and finished goods. As part of our focus on food safety and quality, we have implemented batch and lot traceability controls across our manufacturing network, including at our manufacturing facilities, where such controls have been implemented into our enterprise resource planning system. These controls allow us to track and tie discreet, inbound raw material components through the manufacturing process to the ultimate finished product, allowing us to maintain and control all finished product lot details and quickly access process manufacturing details.

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

At our Omaha location EPA and FDA regulated products are produced and packaged and distributed from our nearby state of the art distribution center. This includes dog and cat flea and tick spot-on, shampoo, collars, toothpaste and hairball paste. We have a robust quality management program that includes quality processes for the laboratory, incoming inspection, manufacturing and packaging inspections, supplier quality, change control, deviations, and corrective and preventative actions (CAPA). We manage customer interaction through our call centers and social media to ensure that products maintain the highest quality. All call data is tracked, trended and reviewed for signals that may indicate product quality issues. The Omaha site is inspected several times annually by external auditors and we perform annual internal audits and mock recalls. We have received high marks and consistently maintain compliance with cGMPs and retain certifications as required.

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

Competition

The pet medication and health and wellness industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, quality, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Bayer AG, Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Manna Pro, Nestlé S.A. (“Nestlè”), Spectrum Holdings, Promika LLC, Tevra Brands (“Tevra”), and The J.M. Smucker Company (“Smucker”), most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

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

Within our Services segment, we compete directly with veterinarians. Our primary competitors for our veterinary clinics in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies such as Banfield Pet Hospitals, VCA Animal Hospitals, or Petco are developing or have developed networks of veterinary clinics or hospitals in markets in which we currently operate.

Our Trademarks and Other Intellectual Property

We believe that our intellectual property is valuable and has contributed to the success of our business. Our primary trademarks include “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Advecta,” “SENTRY,” “Sergeants,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera” and “Delightibles” all of which are registered with the U.S. Patent and Trademark Office.We also have numerous other trademark registrations and pending applications, in the U.S., Canada and Europe, for product names that are central to our branding. Our trademarks are assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.petarmor.com,  www.vetiqpetcare.com,  www.vippetcare.com, petvet.vippetcare.com, www.vetiq.com, www.advecta.com, www.sentrypetcare.com, www.sergeants.com, www.delightibles.com and www.mintiestreats.com, which are important to the successful implementation of our marketing and advertising strategy. We also have patents and pending patent applications for products, formulas and packaging that we consider important to our business. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Government Regulation

Along with our contract manufacturers, ingredient and packaging suppliers and third-party shipping providers, we are subject to a broad range of laws and regulations, both in the U.S. and elsewhere, intended to protect public health and safety, natural resources and the environment. Our products and operations in the U.S. are subject to regulation by the FDA, the EPA, the Florida Department of Health and the USDA and by various other federal, state, local and foreign authorities regarding the registration, manufacturing, processing, packaging, storage, distribution, advertising, labeling and export of our products, including drug and food safety standards.

All Rx animal drugs are required to be approved by the FDA through either a New Animal Drug Application or, in the case of generic Rx animal drugs, an Abbreviated New Animal Drug Application (“ANADA”). Two of our proprietary value-branded products, TruProfen and Heart Shield Plus, have been approved by the FDA under ANADAs submitted to the FDA by third parties. We have agreements with these third parties that hold approved ANADAs to private label or proprietary value-branded products under such ANADAs. However, the third parties that hold the ANADAs are ultimately responsible for compliance with regulatory obligations associated with these products.

In addition, our foreign subsidiaries are subject to the laws of the United Kingdom, the Republic of Ireland and the European Union, as well as provincial and local regulations.

Under various statutes and regulations, these agencies and authorities, among other things, (i) prescribe the requirements for registration and establish the standards for quality and safety, (ii) regulate our marketing, advertising and sales to consumers and (iii) control the importing and exporting of our products. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States and elsewhere. In particular, certain of our pet products require EPA or FDA approval prior to marketing. To market such a regulated pet  product, the regulatory agency must approve a new product, supported by data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication; or, in the case of generic versions of previously approved reference-listed pet products, the regulatory agency, supported by data to demonstrate, among other things, that the proposed generic product has the same active ingredients in the same concentration as the reference-listed product and is bioequivalent to the reference listed product. After approval, manufacturers are required to collect reports of adverse events and submit them on a regular basis to either the EPA or FDA. Some of the approved products we distribute are held by third parties with whom we contract to distribute those products under our own label.

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

Available Information

Our Annual Reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, General Code of Ethics and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this report. The SEC maintains an internet site

(http://www.sec.gov) that contains reports, proxy information statements and other information related to issuers that file electronically with the SEC.

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

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

•	problems integrating the purchased business, facilities, technologies or products;
•	issues maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with acquisitions, investments or strategic alliances;
•	diversion of management’s attention from our existing business;
•	adverse effects on existing business relationships with suppliers, contract manufacturers, and retail customers;
•	risks associated with entering new markets in which we have limited or no experience;
•	potential loss of key employees of acquired businesses; and
•	increased legal and accounting compliance costs.

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

Completed acquisitions may result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required annually, or as facts and circumstances exist, to test goodwill and other intangible assets to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of other intangible assets in the period the determination is made. We determined there was no impairment in 2019, 2018 and 2017; however, we cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial condition and results of operations.

We are dependent on a relatively limited number of customers for a significant portion of our net sales.

Our largest retail customers in 2019 were Chewy.com and Walmart, which accounted for 22% and 12%, respectively, of our net sales. Our largest retail customers in 2018 and 2017 were Walmart and Sam’s Club, which accounted for 18% and 6% of sales, respectively, in 2018 and 30% and 16% of our net sales, respectively, in 2017. No other retail customer has accounted for 10% or more of our net sales for these periods. In addition, Anda, which distributes our products to pharmacies, accounted for less than 10%, 10% and 15% of our net sales in 2019, 2018, and 2017, respectively. If we were to lose any of our key customers, if any of our key customers reduce the amount of their orders or if any of our key customers consolidate, reduce their store footprint and/or gain greater market power, our business, financial condition and results of operations may be materially adversely affected. We may be similarly adversely impacted if any of our key customers experience any financial or operational difficulties or generate less traffic.

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

Our future success depends, in large part, on our ability to implement our growth strategy, including introducing products and expanding into new markets, attracting new consumers to our brand and sub-brands, improving placement of our products in the stores of our retail customers, and expanding our distribution and online sales through our retail partners. In addition, our growth strategy includes expanding and increasing profitability of our veterinary mobile clinics and wellness centers. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	develop new proprietary value-branded products and product line extensions that appeal to consumers;
•	continue to effectively compete in our industry;
•	increase our brand and sub-brand recognition by effectively implementing our marketing strategy and advertising initiatives;
•	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;
•	expand and maintain brand and sub-brand loyalty;
•	secure shelf space and wellness center space in the stores of our retail customers;
•	increase profitability of our mobile clinics or wellness centers; and
•	enter into distribution and other strategic arrangements with traditional retailers and other potential distributors of our products.

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

We may be unsuccessful in opening new retail wellness centers, which could adversely affect our growth

One of the key means to achieving our growth strategy is through opening new retail clinics, both wellness centers and mobile clinics, and operating those on a profitable basis. During 2019, we have opened 80 new wellness centers within retail partners and we plan to open an additional 130 wellness centers in 2020 with an expected 1,000 wellness centers by the end of 2023. Our ability to open new retail clinics is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•	identify locations and retail partners that can support our wellness centers;
•	compete for sites;
•	reach acceptable lease or host arrangement terms;

•	hire, train, and retain the skilled veterinarians and skilled employees necessary to staff the clinics and wellness centers;
•	obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals;
•	respond effectively to any changes in local, state, and federal law and regulations that adversely affect our ability to open new wellness centers or clinics; and
•	control construction and other launch costs to open the wellness centers and clinics.

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

We currently purchase our distributed Rx and OTC medications from manufacturers and licensed distributors. We do not have a long term guaranteed supply of medications at pre-established prices for the majority of our products.

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

The pet products and services retail industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, quality, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Bayer AG, Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc., Meridian Animal Health, Nestlé S.A, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

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

Since we began our operations, some veterinarians have resisted providing, or simply refuse to provide, pet owners with a copy of their pet’s prescription or authorizing the prescription to an outside pharmacy, thereby effectively preventing outside pharmacies from filling such prescriptions under state law. We have also been informed by customers and consumers that veterinarians on certain occasions have tried to discourage pet owners from purchasing from the retail channel. If the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from outside retailers and pharmacies, our net sales could decrease and our financial condition and results of operations may be materially adversely affected.

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

If our products or services are alleged to cause injury or illness or our products fail to comply with governmental regulations, we may need to recall our products and/or may experience related claims and reputational damage.

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

Additionally, we may be subject to claims for veterinary malpractice or negligence in the event as a result of services provided by our veterinarians.  Although we carry appropriate insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with veterinary malpractice or negligence claims.  Additionally, any such claims may result in reputational damage to our services segment and our business, financial condition and results of operations may be materially adversely affected.

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

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.

We currently rely on third-party national and regional logistics providers to deliver products to our manufacturing and distribution warehouses from our third-party suppliers and contract manufacturers and to deliver products from our manufacturing and distribution warehouses to our retail customers. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products, it could negatively impact our results of operations and our customers’ experience. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to our retail customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If any of the foregoing occurs, our business, financial condition and results of operations may be materially adversely affected.

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and improve existing products, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce new products, including our manufactured products, and improve and reposition our existing products to meet the requirements of our retail partners and those of pet parents.  This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences.  The success of our innovation and product development efforts is affected by the technical capability of our product development staff and third-party consultants in developing and testing new products, including complying with governmental regulations, our attractiveness as a partner for outside research and development scientists and entrepreneurs and the success of our management and sales team in introducing and marketing new products.

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

Our success depends in part on our ability to protect our intellectual property rights. Our trademarks such as “PetIQ,” “VetIQ,” “Advecta,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera,” “PetArmor” and “Delightibles” and others are assets that support our brand, sub-brands and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and/or processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property rights and trade secrets in foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

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

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyberattacks and computer viruses. The failure of our information technology systems to perform as a result of any of these factors or our failure to effectively restore our systems or implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information. Further, to the extent that we have customer information in our databases, any unauthorized disclosure of, or access to, such information could result in claims under data protection laws and regulations and could damage our reputation and result in lost sales. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on target animal studies;
•	refusal by applicable regulatory authorities to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

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

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

From time to time we may experience shortages of skilled veterinarians in markets in which we operate mobile clinics and wellness centers, which may require us to enhance wages and benefits to recruit and retain enough qualified veterinarians to adequately staff mobile clinics and wellness centers. If we are unable to recruit and retain qualified veterinarians, or to control our labor costs, our business, financial conditions and results of operations may be materially adversely affected.

We have incurred net losses in the past and may be unable to sustain profitability in the future.

We incurred a net loss of $14.3 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $36.6 million, including the operations of PetIQ Holdings, LLC (“Holdco”) prior to our IPO. We expect to continue to incur significant product commercialization and regulatory, sales and marketing, clinic opening, and other expenses. In addition, our general and administrative expenses increased following the acquisitions of Perrigo Animal Health and VIP to support the larger combined Company and product portfolio. The net income we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to sustain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. Our failure to maintain profitability could negatively impact the value of our Class A common stock.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new product and clinic launches;
•	the timing and extent of customer inventory management decisions;
•	our ability to procure product in a cost effective manner;
•	expansion to new customers or product categories;
•	seasonality of services;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to use of pet products outside the veterinary channel; and
•	taxes

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our flea and tick business is most significant in the second and third quarters.  Adverse weather conditions may also affect customer traffic to our customers or our ability to meet customer delivery requirements.

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

HoldCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of HoldCo. Under the terms of the HoldCo Agreement, HoldCo will be obligated to make tax distributions to holders of LLC Interests, including us. These tax distributions are funded from available cash of HoldCo and its subsidiaries. These tax distributions will be computed, for us, based on our actual tax liability as a result of the net taxable income allocated to us as a result of owning interests in HoldCo and, for all Continuing LLC Owners, based on the net taxable income of HoldCo allocated to such holder of LLC Interests multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual resident in New York, New York (taking into account the deductibility of state and local taxes and other applicable adjustments). In addition to tax expenses, we will also incur expenses related to our operations. We intend, as its managing member, to cause HoldCo to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses. However, HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which HoldCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering HoldCo insolvent. Our credit agreement does not currently restrict our ability to make tax distributions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.  In addition, if HoldCo does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of the Company more difficult without the approval of our board of directors. Among other things:

•	a staggered board of directors;
•	removal of directors, only for cause, by a supermajority of the voting power of stockholders entitled to vote;
•	a provision denying stockholders the ability to call special meetings;
•	a provision denying stockholders the ability to act by written consent;
•	provisions waiving the corporate opportunity doctrine with respect to Certain Sponsors and their affiliates;
•	advance notice requirements for stockholder proposals and nominations;
•	amendment of our amended and restated charter by a supermajority of the voting power of stockholders entitled to vote; and
•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

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

We are subject to taxes by the U.S. federal, state and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation; or
•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted.

We have outstanding debt with variable interest rates based on LIBOR. Advances under our revolving credit facility and our term loan facility generally bear interest based on (i) the Eurodollar Rate (as defined in our credit agreements and calculated using LIBOR) or (ii) the Base Rate (as defined in our credit agreements). The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rates may replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. If LIBOR ceases to exist after 2021, the interest rates on our revolving credit facility and our term loan facility will be based on the Base Rate or an alternative benchmark rate, which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2 - Properties

The following table sets forth the location, size, use and lease expiration date of our material properties as of December 31, 2019.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2022
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2024
Omaha, Nebraska	132,575 square feet	Manufacturing; office	Owned
Omaha, Nebraska	164,500 square feet	Distribution warehouse	August 31, 2021
Eagle, Idaho	14,000 square feet	Corporate Headquarters	Owned

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

During the year ended December 31, 2019, the Company recorded a liability of $1 million for contract termination costs, related to a settlement for alleged breach of contract. The expense is included within General and Administrative expenses for the year ended December 31, 2019.

On April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. The Plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP. In June 2018, the Company filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted. On August 3, 2018 the Court granted the Company’s Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint. The Plaintiffs’ filed an Amended Complaint on December 13, 2018 and we subsequently filed a second Motion to Dismiss the Amended Complaint. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims. Plaintiffs filed a notice of appeal with the 9th Circuit Court of Appeals on May 21, 2019 and briefing on appeal was completed in December 2019. Oral arguments are expected to occur in mid to late 2020. A final decision from the 9th Circuit Court of Appeals is estimated in late 2020.

Additionally the Company is subject to various litigation related to its products as well as other corporate litigation.  No individual item is significant.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at December 31, 2019, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 11, 2020, there were approximately 13 holders of record of our Class A common stock and 23 holders of record of our Class B common stock. The holders of our Class B common stock also hold LLC interests in Holdco.  There is no public market for these shares. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from July 26, 2017 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2019.  The figures represented below assume an investment of $100 in our common stock at the closing price of $23.64 on July 26, 2017 and in the NASDAQ Composite and the Russell 2000 on July 26, 2017. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	PetIQ	NASDAQ Composite	Russell 2000
July 26, 2017	$100.00	$100.00	$100.00
December 31, 2017	92.39	107.48	106.46
December 31, 2018	99.28	103.31	93.50
December 31, 2019	105.96	139.70	115.68

Item 6 – Selected Financial Data –

#Index!D1	Fiscal Year Ended December 31,
In 000's, except for per share amounts	2019	2018	2017	2016	2015
Statements of Operations Data:
Net sales	$709,431	$528,614	$266,687	$200,162	$205,687
Gross profit	107,383	83,288	51,194	32,547	39,158
Operating (loss) income	(3,137)	7,748	13,289	702	3,570
Interest expense	(14,495)	(8,022)	(1,563)	(3,058)	(3,545)
Loss on extinguishment of debt	—	—	—	(1,681)	(1,449)
Pretax net (loss) income	(17,611)	(574)	11,787	(3,395)	(1,349)
Income tax benefit (expense)	3,309	661	(3,970)	—	—
Net (loss) income	$(14,302)	$87	$7,817	$(3,395)	$(1,349)
Net income (loss) attributable to non-controlling interests	(2,849)	869	11,310	(3,395)	(1,349)
Net loss attributable to PetIQ Inc.	$(11,453)	$(782)	$(3,493)	$—	$—

Basic loss per common share(1)	$(0.51)	$(0.05)	$(0.26)	$—	$—
Diluted loss per common share(1)	(0.51)	(0.05)	(0.26)	—	—
Basic weighted average shares(1)	22,652	17,216	13,223	—	—
Diluted weighted average shares(1)	22,652	17,216	13,223	—	—

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$27,272	$66,360	$37,896	$767	$3,250
Working capital	112,409	143,525	90,684	43,462	49,153
Property, plant, and equipment, net	52,525	27,335	15,000	13,044	12,960
Total assets	672,728	495,434	140,845	81,330	92,335
Total debt, including current maturities	258,528	111,988	19,298	29,466	34,953
Stockholders'/Members equity	328,310	320,977	104,844	40,982	46,275

Other Data:
Depreciation and amortization	15,133	11,867	3,400	2,982	2,577
Capital expenditures	(10,276)	(7,178)	(4,131)	(2,041)	(1,550)

(1)	Number of shares outstanding and earnings per share prior to our IPO on July 26, 2017 are not reported.

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

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pet live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare, operates in over 3,400 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary services, and related product sales, provided by the Company directly to consumers.

We are the sole managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all of the business and affairs of Opco.

Recent Developments

Capstar Acquisition

On January 13, 2020, we announced that, through Opco, we executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. Capstar and CapAction are oral tablets for the treatment of flea infestations on dogs, puppies, cats and kittens. Capstar is comprised of five SKUs and CapAction is sold under three SKUs. The closing of the transaction is contingent upon customary closing conditions, including, among others, the approval of the acquisition under a consent order issued by the U.S. Federal Trade Commission. The parties have agreed that the Acquisition will not close earlier than July 1, 2020.

Following closing, Elanco will manufacture and supply Capstar and CapAction and provide certain technology transfer services to Opco over a 24-month period pursuant to a manufacturing and supply agreement.

Perrigo Animal Health Acquisition

On July 8, 2019, we, through Opco, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). As a result of the Perrigo Animal Health Acquisition, Sergeant’s is now an indirect wholly-owned subsidiary of the Company.

Results of Operations

Components of our Results of Operations

Net Sales

Our Product Segment net sales consist of our total product sales net of product returns, allowances (discounts), trade promotions and incentives. We offer a variety of trade promotions and incentives to our customers, such as cooperative advertising programs and in‑store displays. We recognize revenue when control transfers to our customers, in accordance with the terms of our contracts, which generally occurs upon shipment of product. Most contracts contain variable consideration, which is estimated at the time of sale and updated at each period end. Trade promotions are used to increase our aggregate net sales. Our net sales are periodically influenced by the timing, extent and amount of such trade promotions and incentives.

Key factors that may affect our future Product sales growth include: new product introductions; expansion into e-commerce and other customer bases; expansion of items sold to existing customers, addition of new retail customers and to maintain pricing levels necessary for profitability; aggressive pricing by our competitors; and whether we can maintain and develop positive relationships with key retail customers. In addition, our products are primarily consumables and, as such, they experience a replenishment cycle.

Our Service Segment revenue consists of providing veterinary services to consumers and selling products to the consumer in conjunction with those services.  The customer renders payment at the time the service is rendered.

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

Gross Profit

Gross profit is our net product sales plus service revenue less cost of product sales and services. Our cost of product sales consists primarily of costs of raw goods, finished goods, packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Cost of services are comprised of all service and product costs related to providing veterinary services, including but not limited to, salaries of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased and owned manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven by whether we source the product direct from the manufacturer or a licensed distributor and the extent of value-added products and services we render with the distributed product. Gross profit in the services segment is driven by the number of pets that seek services in the individual clinics due to the relatively fixed cost nature of providing the clinic.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. General and administrative expenses as a percentage of net sales have increased to 14.5% in 2019 from 13.7% in 2018. The increase in general and administrative expenses in 2019 compared to 2018 was primarily driven by costs related to the Perrigo Animal Health

Acquisition and overall expansion of corporate overhead. We incurred significant expenses related to our 2019 and 2018 acquisitions.

Our advertising and marketing expenses primarily consist of digital marketing (e.g. social, display and search, etc.), addressable TV, e-mail, in-store merchandising and trade shows in an effort to build awareness and drive demand for our products and services. These expenses may vary from quarter to quarter but typically they are higher in the second and third quarters. Our Product Segment focuses on promoting PetArmor direct-to-consumer, supported by trade promotions and merchandising. Our Services Segment focuses on promoting our veterinary services direct-to-consumer, geo-targeted around our retail locations, supported by in-store signage. We expect our marketing expenses to increase commensurate with increases in revenue and market share for both segments.

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

Contingent Note revaluations

The Company entered into two contingent notes associated with the acquisition of Community Veterinary Clinics, LLC, d/b/a (“VIP” and such acquisition the “VIP Acquisition”). The notes were earned based on consolidated company EBITDA as discussed in the accompanying financial statements, and were revalued each period through earnings. During the years ended December 31, 2019 and 2018, the Company recognized additional expense due to the revaluation of the notes of $7.3 million and $3.3 million, respectively.

Net (Loss) Income

Our net (loss) income for future periods will be affected by the various factors described above. In addition, our historical results are impacted by Opco’s status as a pass-through entity for U.S. federal income tax purposes and our ownership percentage of Holdco. We anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes. Our tax expense is impacted by our structure and, as a result, we expect our tax expense to fluctuate on a quarterly basis depending on the number of exchanges that occur during each period.

Non-Controlling Interest

For the periods from July 20, 2017 through December 31, 2017, and the years ended December 31, 2018 and 2019, PetIQ, Inc. consolidated the financial position and results of operations of HoldCo. Our Continuing LLC Owners hold their equity investment in us primarily through LLC Interests in the Company’s subsidiary, HoldCo, and an equal number of shares of the Company’s Class B common stock. Our Class B Stock has voting, but no economic rights. Each LLC Interest, together with a share of Class B Stock held by the Continuing LLC, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company is the managing member of HoldCo and owns a majority of the LLC Interests, and consolidates HoldCo in the Company’s Consolidated Financial Statements. The interest of the Continuing LLC Owners in HoldCo is reflected in our Consolidated Financial Statements as a non-controlling interest.

For the periods prior to July 20, 2017, the Company consolidated the financial position and results of operations of HoldCo.  The portion of HoldCo not owned by the Company is reported in our Consolidated Statements of Operations as non-controlling interest.  The non-controlling interest presented in the accompanying Consolidated Balance Sheets is included within members’ equity.

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

				% of Net Sales
$'s in 000's	2019	2018	2017	2019	2018	2017
Product sales	$617,118	$450,229	$266,687	87.0%	85.2%	100.0%
Service revenue	92,313	78,385	—	13.0%	14.8%	-%
Total net sales	709,431	528,614	266,687	100.0%	100.0%	100.0%
Cost of products sold	530,031	383,501	215,493	74.7%	72.5%	80.8%
Cost of services	72,017	61,825	—	10.2%	11.7%	-%
Total cost of sales	602,048	445,326	215,493	84.9%	84.2%	80.8%
Gross profit	107,383	83,288	51,194	15.1%	15.8%	19.2%
General and administrative expenses	103,200	72,260	37,905	14.5%	13.7%	14.2%
Contingent note revaluation loss	7,320	3,280	—	1.0%	0.6%	-%
Operating (loss) income	(3,137)	7,748	13,289	(0.4)%	1.5%	5.0%
Interest expense, net	(14,495)	(8,022)	(1,563)	(2.0)%	(1.5)%	(0.6)%
Foreign currency (loss) gain, net	(151)	45	(140)	(0.0)%	0.0%	(0.1)%
Other income (expense), net	172	(345)	201	0.0%	(0.1)%	0.1%
Total other expense, net	(14,474)	(8,322)	(1,502)	(2.0)%	(1.6)%	(0.6)%
Pretax net (loss) income	(17,611)	(574)	11,787	(2.5)%	(0.1)%	4.4%
Income tax benefit (expense)	3,309	661	(3,970)	0.5%	0.1%	(1.5)%
Net (loss) income	$(14,302)	$87	$7,817	(2.0)%	0.0%	2.9%

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

Net sales

Consolidated Net Sales

Consolidated net sales increased $180.8 million, or 34%, to $709.4 million for the year ended December 31, 2019, compared to $528.6 million for the year ended December 31, 2018. This increase was driven by Products segment sales, the Perrigo Animal Health Acquisition and growth in the Services segment.

Products Segment

Product sales increased $166.9 million, or 37%, to $617.1 million for the year ended December 31, 2019, compared to $450.2 million for the year ended December 31, 2018. This increase was driven by acquisitions, resulting in approximately $28.9 million in sales growth, and by increased velocity of growth of current customers.

Services Segment

Service revenue increased $13.9 million, or 18%, from $78.4 million to $92.3 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The Services revenue growth was driven by the opening of new wellness centers and increasing pet counts within existing community clinics as a result of scheduling improvements. Same-store sales increased $9.8 million, or 13.2%, to $84.2 million for the year ended December 31, 2019, compared to $74.4 million for the year ended December 31, 2018. The increase in same-store sales was driven by improvements in scheduling that were made during 2018 and moving 3 wellness centers and 2 district offices into the same store base, offset by converting successful mobile clinics into wellness centers. Non same-store sales increased $4.1 million, or 103.9%, to

$8.1 million for the year ended December 31, 2019, compared to $4.0 million for the year ended December 31, 2018. The increase in non same-store sales was a result of opening 80 additional wellness centers in 2019, as well as the maturation of clinics opened in the past six trailing quarters, offset by wellness centers moving into the same store sales base.

Gross profit

Gross profit increased by $24.1 million, or 29%, to $107.4 million for the year ended December 31, 2019, compared to $83.3 million for the year ended December 31, 2018. This increase is due to the significant sales growth as well as higher gross margin in the Services Segment, offset by a significant portion of Product sales growth occurring in lower margin items and the fair value of inventory adjustment recognized through cost of sales from the Perrigo Animal Health Acquisition. Gross margin decreased to 15.1% for the year ended December 31, 2019, from 15.8% for the year ended December 31, 2018.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased $30.9 million, or 43%, to $103.1 million for the year ended December 31, 2019, compared to $72.3 million for the year ended December 31, 2018. As a percentage of net sales, G&A increased from 13.7% in 2018 to 14.5% in 2019, primarily driven by costs related to the Perrigo Animal Health Acquisition and overall expansion of corporate overhead.

Products Segment

Products segment G&A increased $11.9 million or 77% to $27.3 million for the year ended December 31, 2019, compared to $15.4 million for the year ended December 31, 2018. This increase was driven by acquisitions, resulting in approximately $6.1 million in G&A costs related to the acquired businesses, primarily selling and distribution expenses.  Additionally variable expenses increased due to higher revenues.

Services Segment

Services segment G&A increased $2.9 million, or 22%, to $16.0 million for the year ended December 31, 2019, compared to $13.1 million for the year ended December 31, 2018. This increase was driven by additional marketing spends as the Company launched new wellness centers, as well as normal variable costs such as credit card processing and host fees which have grown due to Services revenue growth. Nearly all of the G&A growth relates to clinics opened in the last six quarters and therefore is derived from the non same-store sales base.

Unallocated Corporate

Unallocated corporate G&A increased $16.2 million, or 48%, to $49.7 million for the year ended December 31, 2019, from $33.5 million for the year ended December 31, 2018. The increase was driven by costs related to the Perrigo Animal Health Acquisition, including $6.1 million of acquisition costs and $1.0 million related to contract termination to adjust service providers. Stock-based compensation expense has grown by $3.5 million as a result of corporate growth, amortization has grown $0.8 million related to the additional acquired intangibles, and expenses have grown due to additional corporate infrastructure related to acquisitions, including the administrative departments at the Company’s new subsidiaries of $4.0 million, as well as growth in the headquarters overhead related to corporate employees. This was offset slightly by reduction of corporate overhead as duplicate positions are eliminated as functions are centralized.

Interest expense, net

Interest expense, net, increased $6.5 million, to $14.5 million for the year ended December 31, 2019, compared to $8.0 million for the year ended December 31, 2018.  This increase was driven by additional debt incurred to fund the Perrigo Animal Health Acquisition in 2019.

Pre-tax net loss

As a result of the factors above, pre-tax net loss increased $17.0 million to a pre-tax net loss of $17.6 million for the year ended December 31, 2019 compared to a pre-tax net loss of $0.6 million for the year ended December 31, 2018.

Tax expense

As a result of continued exchanges by Continuing LLC Owners of LLC Interests and Class B common shares, offset by the use of LLC Interests as consideration in business combinations during 2018, the Company now owns approximately 83% of Holdco with the LLC Interests not held by the Company considered non-controlling interest. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Income tax benefit totaled 18.8% of pretax earnings in 2019. Our tax rate is affected by the lower pre-tax income in the current year, recurring items, such as the portion of income and expense allocated to the noncontrolling interest, and tax rates in foreign jurisdictions relative to the amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

Segment Adjusted EBITDA

Effective September 30, 2019, the Company changed its segment measure of profitability for its reportable segments from segment operating (loss) income to Adjusted EBITDA to better align the way the chief operating decision maker views reportable segment operations in light of changes in the Company’s operations, including the increase of manufacturing operations as a result of the Perrigo Animal Health Acquisition in the Products segment and the growth of the Company’s wellness centers, host partners, and regional offices within the Services segment. For comparability purposes, previous periods have been recast to reflect the measure of segment profitability.

Products Segment

Products segment Adjusted EBITDA increased $21.3 million, or 41%, to $73.5 million for the year ended December 31, 2019, compared to $52.2 million for the year ended December 31, 2018. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are manufactured by PetIQ or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth as well as the Perrigo Animal Health Acquisition completed in July 2019 and the HBH Enterprises, LLC (“HBH”) (the “HBH Acquisition”) completed in October 2018 ($48.0 million of aggregate additional sales), which expanded the Company’s manufacturing capabilities as well as added additional brands of manufactured products. Adjustments related to the segment include a purchase accounting adjustment for the step up of inventory to fair value of $4.8 million that was recognized through cost of sales, depreciation on production assets, and costs related to the Company’s SKU rationalization process of $6.5 million, which resulted in disposal of, or a reserve on, inventory not expected to be sold due to brand re-alignment.

Services Segment

Services segment Adjusted EBITDA increased $4.8 million, or 31%, to $20.0 million for the year ended December 31, 2019, compared to $15.2 million for the year ended December 31, 2018. Services segment Adjusted EBITDA can fluctuate considerably based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic (i.e. fixed labor costs regardless of number of pets seen) as well as the conversion of community clinics into fixed wellness centers. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below under ‘Consolidated Non-GAAP Financial Measures.’ Services segment Adjusted EBITDA has grown on increasing pet counts in existing clinics, driven by schedule optimization and price alignment, offset by cannibalization of pets into newly opened wellness centers from community clinics.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources information technology and headquarters expenses, as well as executive and incentive compensation expenses and other miscellaneous costs. Unallocated corporate costs have primarily grown due to the growth in the size of the Company, including adding to administrative headcount through acquisitions, as well as headquarters growth to support the larger Company. Adjustments to unallocated corporate include expenses related to specific events, such as acquisition expenses, integration costs, and the fair value adjustment to the contingent note. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.

The following tables reconcile segment pre-tax net income to Adjusted EBITDA for the periods presented.

$'s in 000's	Year ended December 31, 2019
December 31, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$58,081	$4,134	$(79,826)	$(17,611)
Adjustments:
Depreciation	3,552	3,170	2,417	9,139
Interest	66	135	14,294	14,495
Amortization	—	—	5,994	5,994
Acquisition costs(1)	—	—	6,147	6,147
Stock based compensation expense	—	—	7,355	7,355
Purchase accounting adjustment to inventory	4,805	—	—	4,805
Non same-store revenue(2)	—	(8,088)	—	(8,088)
Non same-store costs(2)	—	19,553	—	19,553
Fair value adjustment of contingent note(3)	—	—	7,320	7,320
Integration costs and costs of discontinued clinics(4)	551	374	2,863	3,788
SKU Rationalization(5)	6,482	—	—	6,482
Clinic launch expense(6)	—	767	—	767
Litigation expenses	—	—	529	529
Adjusted EBITDA	$73,537	$20,045	$(32,907)	$60,675

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs.
(2)	Non same-store revenue and costs relate to our Services Segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the Contingent note to fair value.
(4)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products Segment and the Unallocated Corporate Segment for personnel costs, legal and consulting expenses, and IT costs. In addition, related to the Services Segment, there were costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP and wellness center closures.

(5)

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

$'s in 000's	Year ended December 31, 2018
December 31, 2018	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$48,755	$2,662	$(51,991)	$(574)
Adjustments:
Depreciation	2,343	2,326	1,988	6,657
Interest	—	—	8,022	8,022
Amortization	—	—	5,210	5,210
Acquisition costs(1)	—	—	3,787	3,787
Stock based compensation expense	—	—	3,812	3,812
Purchase accounting adjustment to inventory	647	1,502	—	2,149
Non same-store revenue(2)	—	(3,967)	—	(3,967)
Non same-store costs(2)	—	10,345	—	10,345
Fair value adjustment of contingent note(3)	—	—	3,280	3,280
Integration costs and costs of discontinued clinics(4)	—	998	—	998
Clinic launch expense(5)	—	1,380	—	1,380
Non-recurring royalty settlement(6)	440	—	—	440
Adjusted EBITDA	$52,185	$15,246	$(25,892)	41,539

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs.
(2)	Non same-store revenue and costs relate to our Services Segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the Contingent note to fair value.
(4)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. In addition, related to the Services Segment, there were costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP and wellness center closures.

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

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017

Net sales

Consolidated Net Sales

Consolidated net sales increased $261.9 million, or 98%, to $528.6 million for the year ended December 31, 2018, compared to $266.7 million for the year ended December 31, 2017. The growth is attributed to $183.5 million in additional product sales, which is a result of expansion of items sold to continuing customers, addition of new items, and addition of new customers. Additionally, the $78.4 million of service revenue is new in 2018 as a result of the VIP Acquisition completed in January 2018.

Products Segment

Product sales increased $183.5 million, or 69%, to $450.2 million for the year ended December 31, 2018, compared to $266.7 million for the year ended December 31, 2017. This increase was driven by expanding item counts at existing customers of existing items and increase in velocity of sales of existing items, as well growth due to the acquisitions.

Services Segment

Services revenue was $78.4 million for the year ended December 31, 2018 and the Company did not have any Services segment revenue for the year ended December 31, 2017.

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

General and administrative expenses

Consolidated G&A increased by $34.4 million, or 91%, to $72.3 million for the year ended December 31, 2018, compared to $37.9 million for the year ended December 31, 2017. As a percentage of net sales, G&A decreased from 14.2% in 2017 to 13.7% in 2018, which was the result of increases in net sales exceeding G&A expense growth due to the fixed nature of a portion of the G&A expenses.

Products Segment

Products segment G&A decreased $4.5 million, or 20%, to $18.0 million in 2018, compared to $22.5 million in 2017. This decrease was driven by the change in revenue recognition from ASC 606, which moved certain costs from G&A to cost of sales, as well as reduced sales and merchandising activity as the Company sales grew primarily in distributed products, which the Company does not typically support.

Services Segment

Services segment G&A increased $13.9 million, or 100%, for the year ended December 31, 2018, as the Company did not have any Services segment G&A for the year ended December 31, 2017.

Unallocated Corporate

Unallocated corporate costs grew considerably over the prior year, with growth of $25.0 million to $40.4 million for the year ended December 31, 2018, compared to $15.4 million for the year ended December 31, 2017.  The increase was driven by costs related to the acquisitions, including $3.8 million of acquisition costs. Stock-based compensation expense has grown by $3.4 million on normal corporate growth, amortization has grown by $4.2 million, related to the additional acquisitions, and expenses grew due to additional corporate infrastructure related to acquisitions, including the administrative departments at the Company’s new subsidiaries of $16.6 million, as well as growth in the headquarters overhead related to corporate employees of approximately $2.9 million. This was offset slightly by reduction of corporate overhead as duplicate positions were eliminated as functions were centralized.

Interest expense, net

Interest expense, net increased $6.4 million, to $8.0 million for the year ended December 31, 2018, compared to $1.6 million for the year ended December 31, 2017. This increase was driven by new debt agreements entered into in January of 2018 as part of the VIP Acquisition, which increased amounts borrowed substantially, as well as significant use of our revolver to finance higher working capital to support the sales growth, offset slightly by the proceeds of our public offering in October 2018, which allowed for reduced use of the revolver as well as generated interest income from deposits.

Pre-tax net income (loss)

As a result of the factors above, pre-tax net income decreased $12.4 million to a pre-tax net loss of $0.6 million for the year ended December 31, 2018 compared to a pre-tax net income of $11.8 million for the year ended December 31, 2017.

Tax expense

As a result of continued exchanges by Continuing LLC Owners of LLC Interests and Class B common shares, offset by the use of LLC Interests as consideration in business combinations the Company’s ownership fluctuates. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Income tax benefit totaled 115.2% of pretax earnings in 2018. Our tax rate is affected by the lower pre-tax income in the current year, recurring items, such as the portion of income and expense allocated to the noncontrolling interest, and tax rates in foreign jurisdictions relative to the amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In 2018, we finalized our accounting for the Tax Act resulting in an immaterial adjustment tax expense.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $21.3 million, or 69%, to $52.2 for the year ended December 31, 2018, compared to $30.8 million for the year ended December 31, 2017. The significant growth in Products segment operating income is the result of significant sales growth, primarily related to increased velocity of sales to existing customers.

Services Segment

Services segment Adjusted EBITDA increased $15.2 million, or 100% for the year ended December 31, 2018, as the Company did not have any Services segment Adjusted EBITDA for the year ended December 31, 2017.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources, information technology and headquarters expenses, as well as executive and incentive compensation expenses, and other miscellaneous costs.

The following tables reconcile pre-tax net income (loss) to Adjusted EBITDA for the periods presented.

$'s in 000's	Year ended December 31, 2018
December 31, 2018	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$48,755	$2,662	$(51,991)	$(574)
Adjustments:
Depreciation	2,343	2,326	1,988	6,657
Interest	—	—	8,022	8,022
Amortization	—	—	5,210	5,210
Acquisition costs(1)	—	—	3,787	3,787
Stock based compensation expense	—	—	3,812	3,812
Purchase accounting adjustment to inventory	647	1,502	—	2,149
Non same-store revenue(2)	—	(3,967)	—	(3,967)
Non same-store costs(2)	—	10,345	—	10,345
Fair value adjustment of contingent note(3)	—	—	3,280	3,280
Integration costs and costs of discontinued clinics(4)	—	998	—	998
Clinic launch expense(5)	—	1,380	—	1,380
Non-recurring royalty settlement(6)	440	—	—	440
Adjusted EBITDA	$52,185	$15,246	$(25,892)	$41,539

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs.
(2)	Non same-store revenue and costs relate to our Services Segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the Contingent note to fair value.
(4)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. In addition, related to the Services Segment, there were costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP and wellness center closures.

(5)

Clinic launch expenses relate to our Services Segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

(6)	Non-recurring royalty settlement represents a settlement paid to a supplier related to a royalty agreement in place since 2013.

$'s in 000's	Year ended December 31, 2017
December 31, 2017	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$28,671	$—	$(16,884)	$11,787
Adjustments:
Depreciation	2,165	—	183	2,348
Interest	—	—	1,563	1,563
Amortization	—	—	1,052	1,052
Acquisition costs(1)	—	—	1,965	1,965
Stock based compensation expense	—	—	447	447
Management fees	—	—	610	610
Costs associated with becoming a public company	—	—	2,710	2,710
Supplier receivable write-off	—	—	(175)	(175)
Adjusted EBITDA	$30,836	$—	$(8,529)	$22,307

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs.

Consolidated Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA represents net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA plus adjustments for transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management: (i) as a factor in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the years ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net (loss) income	$(14,302)	$87	$7,817
Plus:
Tax (benefit) expense	(3,309)	(661)	3,970
Depreciation	9,139	6,657	2,348
Amortization	5,994	5,210	1,052
Interest	14,495	8,022	1,563
EBITDA	$12,017	$19,315	$16,750
Acquisition costs(1)	6,147	3,787	1,965
Management fees	—	—	610
Costs associated with becoming a public company	—	—	2,710
Supplier receivable recovery	—	—	(175)
Integration costs and costs of discontinued clinics(2)	3,788	998	—
SKU rationalization(3)	6,482	—	—
Purchase accounting adjustment to inventory	4,805	2,149	—
Stock based compensation expense	7,355	3,812	447
Fair value adjustment of contingent note(4)	7,320	3,280	—
Non same-store revenue(5)	(8,088)	(3,967)	—
Non same-store costs(5)	19,553	10,345	—
Clinic launch expenses(6)	767	1,380	—
Litigation expenses	529	—	—
Non-recurring royalty settlement(7)	—	440	—
Adjusted EBITDA	$60,675	$41,539	$22,307

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs.
(2)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs. In addition, related to the Service Segment, there were costs associated with vet services clinics that were discontinued subsequent to the acquisition of VIP and wellness center closures.

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

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2019 and December 31, 2018, our cash and cash equivalents were $27.3 million and $66.4 million, respectively. As of December 31, 2019, we had $10.0 million outstanding under a revolving credit facility, $220.0 million under a term loan and $29.3 million in other debt. The debt agreements bear interest at rates between 4.3% and 6.8%.

Our primary cash needs are for working capital and to support our growth plans, which may include acquisitions. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics that is currently ongoing. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing Product net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of December 31, 2019 and December 31, 2018, we had working capital (current assets less current liabilities) of $112.4 million and $143.4 million, respectively.

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

Cash Flows

Cash provided by or used in Operating Activities

Net cash provided by operating activities was $20.8 million for the year ended December 31, 2019, compared to net cash used in operating activities of $12.4 million for the year ended December 31, 2018. The change in operating cash flows primarily reflects lower earnings, offset by higher non-cash items such as stock-based compensation, depreciation and amortization, contingent note revaluation and decreases in working capital. Working capital changes are driven by increased accounts receivable resulting from our growing sales and decreased inventory due to timing of expected sales in 2020, offset by growth in accounts payable to purchase inventory. Net changes in assets and liabilities accounted for $7.2 million in cash used in operating activities for the year ended December 31, 2019 compared to $30.8 million of cash used in operating activities for the year ended December 31, 2018.

Cash used in Investing Activities

Net cash used in investing activities was $195.0 million for the year ended December 31, 2019, compared to $100.0 million for the year ended December 31, 2018. The increase in net cash used in investing activities is a result of the Perrigo Animal Health Acquisition that occurred in 2019 as well as increased purchase of property, plant, and equipment, primarily to support the launch of additional wellness centers.

Cash provided by Financing Activities

Net cash provided by financing activities was $135.1 million for the year ended December 31, 2019, compared to $141.0 million in net cash provided by financing activities for the year ended December 31, 2018.  The change in cash provided by financing activities is primarily driven by the Company’s new debt incurred to finance the VIP Acquisition in 2018 compared to the new debt incurred to finance the Perrigo Animal Health Acquisition in 2019.

Description of Indebtedness

A&R Credit Agreement

In connection with the Perrigo Animal Health Acquisition described in Note 2 – Business Combinations in the notes to the consolidated financial statements, the Company amended the existing revolving credit agreement of PetIQ, LLC and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”) on July 8, 2019. The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $110 million, with an accordion feature allowing an additional increase up to a total facility of $125 million and extends the maturity date of the revolving facility to July 8, 2024. In addition, the Amended Revolving Credit Agreement reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.

All obligations under the Amended Revolving Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the Amended Revolving Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of each borrower and guarantor under the Amended Revolving Credit Agreement, subject to certain exceptions.

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2019, the borrowers and guarantors thereunder were in compliance with these covenants.

The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of December 31, 2019, the borrowers and guarantors thereunder were in compliance with these covenants.

As of December 31, 2019, $10.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 3.5% at December 31, 2019.

A&R Term Loan Credit Agreement

Also in connection with the closing of the Perrigo Animal Health Acquisition, the Company amended and restated the existing term loan credit agreement of PetIQ, LLC (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The A&R Term Loan Credit Agreement was increased from $74.1 million to $220.0 million at an interest rate equal to the Eurodollar rate plus 4.50%, the proceeds of which were used to refinance the existing term loan facility and consummate the acquisition.

All obligations under the A&R Term Loan Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of PetIQ, LLC and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2019, the borrower and guarantors thereunder were in compliance with these covenants.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of December 31, 2019, the borrower and guarantors thereunder were in compliance with these covenants.

As of December 31, 2019, $220.0 million was outstanding under the A&R Term Loan Credit Agreement.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million. As of December 31, 2019, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent note. The guarantee note, the 2018 Contingent Note, and the 2019 Contingent Note, collectively, “Notes Payable – VIP Acquisition” of $27.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The Company incurred debt issuance costs of $0.7 million during the year ended December 31, 2019, related to the A&R Credit Agreement and $5.1 million during the year ended December 31, 2019, related to the A&R Term Loan Credit Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
$'s in 000's	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt (1)	$259,312	$2,248	$4,503	$32,012	$220,549
Interest on debt	69,191	15,779	28,966	24,282	163
Operating lease obligations	24,540	5,706	9,602	6,304	2,928
Finance lease obligations	5,341	1,771	2,479	1,088	3
Product purchase obligations	40,279	34,542	1,912	1,093	2,732
R&D arrangement	20,500	400	12,850	7,250	—
Total contractual obligations	$419,163	$60,446	$60,312	$72,029	$226,375

(1)	Long term debt includes the contingent notes earned at the end of 2018 and 2019, respectively, which had a combined recorded value of $17.5 million and will be paid in 2023.

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

While our significant accounting policies are described in the notes to our financial statements appearing in this report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

The Company recognizes product sales when product control is transferred to the customer, which is generally upon delivery or shipment of goods, depending on terms with a customer. Many customer contract include some form of variable consideration such as discounts, rebates, and sales returns and allowance. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.

Revenue for services is recognized over time as the service is delivered, typically over a single day. Payment is typically rendered at the time of service.

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

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. We generally obtain third-party valuations to assist us in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and the related amortization expense.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. However, it is possible that some or all of these deferred tax assets could ultimately not be realized in the future if our operations are not able to generate sufficient taxable income to utilize the net deferred tax assets. Therefore, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our expenses in the period the allowance is recognized and would adversely affect our results of operations and statement of financial condition.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our New Credit Agreement is variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2019, we had variable rate debt of approximately $230.0 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the year ended December 31, 2019 by approximately $1.5 million.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PetIQ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of (loss) income, comprehensive (loss) income, members’/stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, and related amendments.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Update No. 2016-02 Leases (Topic 842), and related amendments.

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

Boise, Idaho
March 11, 2020

PetIQ, Inc.

Consolidated Balance Sheets

(In 000’s except for per share amounts)

	December 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$27,272	$66,360
Accounts receivable, net	71,377	45,007
Inventories	79,703	92,142
Other current assets	7,071	4,212
Total current assets	185,423	207,721
Property, plant and equipment, net	52,525	27,335
Operating lease right of use assets	20,785	—
Deferred tax assets	59,780	43,946
Other non-current assets	3,214	2,857
Intangible assets, net	119,956	88,546
Goodwill	231,045	125,029
Total assets	$672,728	$495,434
Liabilities and equity
Current liabilities
Accounts payable	$51,538	$54,768
Accrued wages payable	9,082	5,295
Accrued interest payable	83	728
Other accrued expenses	3,871	1,154
Current portion of operating leases	4,619	—
Current portion of long-term debt and finance leases	3,821	2,251
Total current liabilities	73,014	64,196
Operating leases, less current installments	16,580	—
Long-term debt, less current installments	251,376	107,418
Finance leases, less current installments	3,331	2,319
Other non-current liabilities	117	524
Total non-current liabilities	271,404	110,261
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	300,120	262,219
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 23,554 and 21,620 shares issued and outstanding, respectively	23	22
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 4,752 and 6,547 shares issued and outstanding, respectively	5	7
Accumulated deficit	(15,903)	(4,450)
Accumulated other comprehensive loss	(1,131)	(1,316)
Total stockholders' equity	283,114	256,481
Non-controlling interest	45,196	64,496
Total equity	328,310	320,977
Total liabilities and equity	$672,728	$495,434

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of (Loss) Income

(In 000’s except for per share amounts)

	For the Year Ended December 31,
	2019	2018	2017

Product sales	$617,118	$450,229	$266,687
Services revenue	92,313	78,385	—
Total net sales	709,431	528,614	266,687
Cost of products sold	530,031	383,501	215,493
Cost of services	72,017	61,825	—
Total cost of sales	602,048	445,326	215,493
Gross profit	107,383	83,288	51,194
Operating expenses
General and administrative expenses	103,200	72,260	37,905
Contingent note revaluation loss	7,320	3,280	—
Operating (loss) income	(3,137)	7,748	13,289
Interest expense, net	(14,495)	(8,022)	(1,563)
Foreign currency (loss) gain, net	(151)	45	(140)
Other income (expense), net	172	(345)	201
Total other expense, net	(14,474)	(8,322)	(1,502)
Pretax net (loss) income	(17,611)	(574)	11,787
Income tax benefit (expense)	3,309	661	(3,970)
Net (loss) income	(14,302)	87	7,817
Net (loss) income attributable to non-controlling interest	(2,849)	869	11,310
Net loss attributable to PetIQ, Inc.	$(11,453)	$(782)	$(3,493)

Net loss per share attributable to PetIQ, Inc. Class A common stock
Basic	$(0.51)	$(0.05)	$(0.26)
Diluted	$(0.51)	$(0.05)	$(0.26)
Weighted average shares of Class A common stock outstanding
Basic	22,652	17,216	13,223
Diluted	22,652	17,216	13,223

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of Comprehensive (Loss) Income

($’s in 000’s)

	For the Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(14,302)	$87	$7,817
Foreign currency translation adjustment	366	(613)	823
Comprehensive (loss) income	(13,936)	(526)	8,640
Comprehensive (loss) income attributable to non-controlling interest	(2,777)	697	11,943
Comprehensive loss attributable to PetIQ	$(11,159)	$(1,223)	$(3,303)

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(14,302)	$87	$7,817
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	16,509	12,467	3,614
Foreign exchange loss on liabilities	—	16	228
(Gain) Loss on disposition of property, plant, and equipment	(189)	(90)	20
Stock based compensation expense	7,355	3,812	447
Deferred tax adjustment	(3,458)	(843)	3,690
Contingent note revaluation	7,320	3,280	—
Other non-cash activity	405	(334)	—
Changes in assets and liabilities
Accounts receivable	(14,123)	(14,209)	(4,313)
Inventories	30,448	(36,610)	(9,718)
Other assets	(1,619)	1,423	(721)
Accounts payable	(7,595)	15,701	4,152
Accrued wages payable	2,800	1,979	694
Other accrued expenses	(2,718)	908	(28)
Net cash provided by (used in) operating activities	20,833	(12,413)	5,882
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	340	229	—
Purchase of property, plant, and equipment	(10,276)	(7,178)	(4,131)
Business acquisitions (net of cash acquired)	(185,090)	(93,052)	—
Net cash used in investing activities	(195,026)	(100,001)	(4,131)
Cash flows from financing activities
Proceeds from issuance of long-term debt	818,387	538,028	260,020
Principal payments on long-term debt	(676,509)	(466,912)	(270,458)
Proceeds from public offering of class A common stock, net of underwriting discounts and offering costs	—	73,914	104,010
Repayment of preference notes	—	—	(55,960)
Change in restricted deposits	—	—	50
Tax distributions to LLC Owners	(1,686)	(1,485)	—
Purchase of LLC units from Continuing LLC Owners	—	—	(2,133)
Principal payments on finance lease obligations	(1,547)	(1,254)	(116)
Payment of deferred financing fees and debt discount	(5,790)	(2,750)	(42)
Tax withholding payments on Restricted Stock Units	(114)	—	—
Exercise of options to purchase class A common stock	2,318	1,429	—
Net cash provided by financing activities	135,059	140,970	35,371
Net change in cash and cash equivalents	(39,134)	28,556	37,122
Effect of exchange rate changes on cash and cash equivalents	46	(92)	7
Cash and cash equivalents, beginning of period	66,360	37,896	767
Cash and cash equivalents, end of period	$27,272	$66,360	$37,896

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
Supplemental cash flow information	2019	2018	2017
Interest paid	$13,632	$7,220	$1,353
Net change in property, plant, and equipment acquired through accounts payable	(1,814)	25	(80)
Finance lease additions	(3,006)	656	35
Issuance of preference notes for LLC Interests	—	—	55,960
Net change of deferred tax asset from step-up in basis	12,381	36,882	9,441
Income taxes paid	249	640	323
Accrued tax distribution	786	2,097	597
Non cash consideration - Contingent notes	—	6,900	—
Non cash consideration - Guarantee note	—	10,000	—
Non cash consideration - Issuance of Class B common stock and LLC Interests	—	103,004	—

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of Members’/Stockholders’ Equity

(In 000’s)

			Accumulated
			Other
			Comprehensive					Additional
	Members	Accumulated	(Loss)					Paid-in	Non-controlling	Total
	Equity	Deficit	Income	Class A Common		Class B Common		Capital	Interest	Equity
				Shares	Dollars	Shares	Dollars
Balance - January 1, 2017	$42,941	$—	$(1,940)	—	$—	—	$—	$—	$(19)	$40,982
Net income prior to IPO	11,165	—	—	—	—	—	—	—	(4)	11,161
Other comprehensive income prior to IPO	—	—	515	—	—	—	—	—	—	515
Accrued tax distribution prior to recapitalization	(591)	—	—	—	—	—	—	—	—	(591)
Recapitalization transaction:
Issuance of Class A common stock for merger	—	—	—	6,035	6	—	—	—	—	6
Exchange of LLC Interests held by Continuing LLC Owners and certain employees for Class A common stock	(53,515)	—	668	—	—	—	—	28,459	24,388	—
Issuance of Class B Shares	—	—	—	—	—	8,402	8	—	—	8
Initial Public Offering transactions	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Shares for IPO net of under writing discounts and offering costs	—	—	—	7,188	7	—	—	104,003	—	104,010
Issuance of preference notes to affiliates	—	—	—	—	—	—	—	(55,960)	—	(55,960)
Increase in deferred tax asset from step-up in tax basis	—	—	—	—	—	—	—	9,441	—	9,441
Purchase of non-controlling interests	—	—	(120)	—	—	(133)	—	(15,345)	13,332	(2,133)
Accrued tax distributions	—	—	—	—	—	—	—	—	(6)	(6)
Stock based compensation	—	—	—	—	—	—	—	275	172	447
Other comprehensive income post IPO	—	—	190	—	—	—	—	—	119	308
Net (loss) income post IPO	—	(3,493)	—	—	—	—	—	—	149	(3,344)
Balance - December 31, 2017	—	$(3,493)	$(687)	13,223	$13	8,268	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	—	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	—	128	—	—	4,600	5	43,075	59,796	103,004
Exchange of LLC Interests held by LLC Owners	—	—	(290)	6,321	6	(6,321)	(6)	47,458	(47,168)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	—	36,882	—	36,882
Accrued tax distributions	—	—	—	—	—	—	—	—	(2,097)	(2,097)
Other comprehensive income	—	—	(441)	—	—	—	—	—	(172)	(613)
Public offering	—	—	—	2,000	2	—	—	73,912	—	73,914
Equity shift as a result of the public offering	—	—	(26)	—	—	—	—	(13,914)	13,940	—
Stock based compensation expense	—	—	—	—	—	—	—	2,504	1,308	3,812
Exercise of Options to purchase Common Stock	—	—	—	76	—	—	—	1,429	—	1,429
Net (loss) income	—	(782)	—	—	—	—	—	—	869	87
Balance - December 31, 2018	—	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	—	(109)	1,794	1	(1,794)	(1)	17,299	(17,190)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	—	12,381	—	12,381
Accrued tax distributions	—	—	—	—	—	—	—	—	(786)	(786)
Other comprehensive income	—	—	294	—	—	—	—	—	72	366
Stock based compensation expense	—	—	—	—	—	—	—	5,902	1,453	7,355
Exercise of Options to purchase Common Stock	—	—	—	119	—	—	—	2,318	—	2,318
Issuance of stock vesting of RSU's	—	—	—	21	—	—	—	—	—	—
Net loss	—	(11,453)	—	—	—	—	—	—	(2,849)	(14,302)
Balance - December 31, 2019	—	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310

Note that certain figures shown in the table above may not recalculate due to rounding.

See accompanying notes to the consolidated financial statements.

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

A portion of the purchase price for the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) was structured in the form of Contingent Notes (the “Contingent Notes”) that vest based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019 (“Measurement Dates”). See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition. The liabilities related to the 2018 and 2019 Contingent Notes became fixed as of December 31, 2018 and 2019, respectively, and are carried at cost, which approximates fair value as the stated interest rate is consistent with current market rates.

The Contingent Notes are included in long-term debt in the accompanying consolidated balance sheets. The Contingent Notes began bearing interest at a fixed rate of 6.75%, with the balance payable July 17, 2023.

The following table summarizes the Level 3 activity related to the Contingent Notes:

	Year ended
$'s in 000's	December 31, 2019	December 31, 2018
Balance at beginning of the period	$2,680	$—
Fair value of contingent consideration at VIP Acquisition date	—	6,900
Change in fair value of contingent consideration	7,320	3,280
Transfer out of level 3	(10,000)	(7,500)
Balance at the end of the period	$—	$2,680

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

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice.

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers. Non-current portions of these other receivables are included in other non-current assets on the consolidated balance sheets.

Accounts receivable consists of the following as of:

$'s in 000's	December 31, 2019	December 31, 2018
Trade receivables	$67,551	$43,531
Other receivables	4,257	1,764
	71,808	45,295
Less: Allowance for doubtful accounts	(431)	(216)
Non-current portion of receivables	—	(72)
Total accounts receivable, net	$71,377	$45,007

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

$'s in 000's	December 31, 2019	December 31, 2018
Raw materials	$10,675	$6,106
Work in progress	1,717	94
Finished goods	67,311	85,942
Total inventories	$79,703	$92,142

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

Intangible Assets

Indefinite lived intangible assets consist primarily of trademarks and in-process research and development (“IPRD”). Trademarks represent the value assigned to acquired, legally registered phrases and graphic designs that identify and distinguish products sold by the Company. The trademarks acquired as part of the Perrigo Animal Health Acquisition are accounted for as indefinite-lived assets. IPRD represents the value assigned to acquired research and development projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. Trademarks and IPRD are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of an event, when circumstances indicate that the book value of trademarks and IPRD are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing under ASC 350 is necessary. No impairment charge was recorded for the years ended December 31, 2019, 2018, and 2017.

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

The Company performed its qualitative assessment during the fourth fiscal quarter of 2019 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the quantitative impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the pet sector, market capitalization, consolidated company stock price, and recent and forecasted financial performance.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2019.

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

Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts, or amounts paid in advance, under these programs are included as accounts payable or other current assets in the Consolidated Balance Sheets.

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

Contract balances

Contract asset and liability balances as of December 31, 2019 and 2018 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

The following tables represent the disaggregation of revenue by contract type for each of our reportable segments:

	Year ended December 31, 2019
$'s in 000's	U.S.	Foreign	Total
Products sales	$610,986	$6,132	$617,118
Services revenue	92,313	—	92,313
Total net sales	$703,299	$6,132	$709,431

	Year ended December 31, 2018
$'s in 000's	U.S.	Foreign	Total
Products sales	$444,364	$5,865	$450,229
Services revenue	78,385	—	78,385
Total net sales	$522,749	$5,865	$528,614

	Year ended December 31, 2017
$'s in 000's	U.S.	Foreign	Total
Products sales	$261,526	$5,161	$266,687
Services revenue	—	—	—
Total net sales	$261,526	$5,161	$266,687

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $1.3 million, $0.2 million, and $0.5 million and advertising costs were $4.5 million, $2.9 million, and $2.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Collaboration Agreements

Through the Perrigo Animal Health Acquisition, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. The Company may make up to $20.5 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the Consolidated Statements of (Loss) Income. There were no expenses incurred under the agreement for the period ended December 31, 2019.

Litigation

The Company is subject to various legal proceedings, claims, litigation, investigations and contingencies arising out of the ordinary course of business. If the likelihood of an adverse legal outcome is determined to be probable and the amount of loss is estimable, then a liability is accrued in accordance with accounting guidance for Contingencies. If the assessment indicates a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. The Company consults with both internal and external legal counsel related to litigation. See Note 13 for more information.

Stock based compensation

The Company expenses employee share-based awards under ASC Topic 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based awards to be recognized over the requisite service period. Stock options granted to executives and other employees are valued using the Black-Scholes option pricing model. See Note 9 for more information.

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

Interest expense, net

Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) unused line fees, (iii) amortization of deferred loan fees, (iv) finance lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets. Interest expense was $14.9 million, $8.3 million, and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, offset by $0.4 million, $0.3 million, and $0.1 million of interest income, respectively.

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of (loss) income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and Limited Liability Company interests in Holdco. As of December 31, 2019 and December 31, 2018 the non-controlling interest was approximately 16.8% and 23.2%, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income attributable to PetIQ, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income attributable to PetIQ, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 8 for further discussion.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation. These reclassifications had no impact on net (loss) income, members’/shareholders’ equity, or cash flows as previously reported.

Recently Issued Accounting Pronouncements / Adopted Accounting Standard Updates

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued several related ASUs (collectively, “Topic 606”), which provide guidance for recognizing revenue from contracts with customers. The core principle of Topic 606 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. Topic 606 was effective commencing with our quarter ending March 31, 2018.

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

Results for the years ended December 31, 2018 and 2019 are presented under Topic 606.  Prior periods are not adjusted and will continue to be reported under ASC 605 Revenue Recognition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The purpose of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In addition, ASU 2016-02 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within the year of adoption. Originally under ASU 2016-02, an organization was required upon adoption to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach and restate the financial statements for all periods presented. In July 2018, the FASB issued ASU 2018-11, which amends ASU 2016-02 to provide organizations with an additional (and optional) transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods by restated. The Company adopted the provisions of this guidance effective January 1, 2019, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2019 and prior periods were not restated. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit. The Company elected the package of practical expedients and implemented internal controls and system functionality to enable the preparation of financial information upon adoption. In addition, the Company has elected to apply the practical expedient to not separate the lease and non-lease components for all of the Company’s leases.

The adoption of the new standard resulted in the recognition of a right of use asset and short-term and long-term liabilities recorded on the Company’s consolidated balance sheet related to operating leases. Accounting for finance leases remained substantially unchanged. In addition, the adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. PetIQ will adopt the new guidance in fiscal year 2020. PetIQ does not expect the application of the CECL impairment model to have a significant impact on PetIQ’s allowance for uncollectible amounts for accounts receivable.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The ASU’s changes to disclosures aim to improve the effectiveness of ASC 820’s disclosure requirements under the aforementioned FASB disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted for any eliminated or modified disclosures prescribed by the ASU. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Business Combinations

Perrigo Animal Health Acquisition

On July 8, 2019, PetIQ, Inc., through its subsidiary PetIQ, LLC, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo

Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). Sergeant’s is now an indirect wholly-owned subsidiary of the Company.

The fair value of the consideration is summarized as follows:

$'s in 000's	Fair Value
Inventories	$17,998
Property, plant and equipment	19,568
Other current assets	13,048
Other assets	9,680
Indefinite-lived intangible assets	23,040
Definite-lived intangible assets - 13 year weighted average life	14,480
Goodwill	105,838
Total assets	203,652

Liabilities assumed	19,259

Purchase price	$184,393

Cash paid, net of cash acquired	$(185,090)
Post-closing working capital adjustment	697

Fair value of total consideration transferred	$(184,393)

The definite-lived intangibles primarily relate to trademarks, customer relationships, and developed technology and know-how. The $14.6 million represents the fair value and will be amortized over the estimated useful lives of the assets through June 2039. Amortization expense for these definite-lived intangible assets at December 31, 2019 was $1.1 million.

The indefinite-lived intangibles primarily relate to trademarks and in-process research and development. We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis and more frequently if an event occurs or circumstances change that would indicate impairment may exist.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $105.8 million of goodwill is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment.

Transaction costs of $6.1 million were incurred in the year ended December 31, 2019, and are included in General and Administrative expenses on the Consolidated Statements of (Loss) Income.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company’s operations as if the Perrigo Animal Health Acquisition and related financing activities had occurred on January 1, 2018. The pro forma information includes the following adjustments for nonrecurring charges (i) removal of costs of goods sold based on the step-up in fair value of acquired inventory of $4.8 million; and (ii) elimination of acquisition expenses of $6.1 million. Additionally the share count utilized and Net (Loss) Income do not account for non-controlling interest. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the Perrigo Animal Health Acquisition been effected on the assumed date and are not intended to be a projection of future results:

	Year ended December 31,
($'s in 000's, except per share data)	2019	2018
Net sales	$751,348	$618,678
Net (loss) income	$(6,888)	$(184,744)

(Loss) Earnings per share:
Basic	$(0.30)	$(10.73)
Diluted	$(0.30)	$(10.73)

For the twelve months ended December 31, 2019, the acquired business had Product sales of $28.9 million and pre-tax net income of $1.2 million included in the Consolidated Statements of (Loss) Income.

HBH Enterprises

On October 17, 2018, the Company completed the acquisition of HBH Enterprises, LLC (“HBH”) (the “HBH Acquisition”).

The fair value of the consideration is summarized as follows:

$'s in 000's	Fair Value
Working Capital, net	$1,676
Property, plant, and equipment	2,686
Intangible assets - Customer relationships (15 year useful life)	3,800
Goodwill	7,607
Total assets	15,769

Capital lease obligations	1,114
Total liabilities	1,114

Estimated purchase price	$14,655

Cash paid, net of cash acquired	$1,683
LLC Interests and shares of Class B common stock	12,972

Estimated fair value of total consideration transferred	$14,655

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

The definite-lived intangibles primarily relate to customer relationships and brand names. The $86.8 million represents the fair value and will be amortized over the estimated useful lives of the assets through January 2038. Amortization expense for these definite-lived intangible assets for the year ended December 31, 2019 and 2018 was $4.3 million and $4.7 million, respectively.

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

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	December 31, 2019	December 31, 2018
Leasehold improvements	$15,517	$10,776
Equipment	23,138	14,477
Vehicles and accessories	6,007	3,989
Computer equipment and software	8,070	5,839
Buildings	10,050	2,479
Furniture and fixtures	1,836	1,547
Land	4,557	660
Construction in progress	3,392	682
	72,567	40,449
Less accumulated depreciation	(20,042)	(13,114)
Total property, plant, and equipment	$52,525	$27,335

Depreciation and amortization expense related to these assets total $9.1 million, $6.7 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	December 31, 2019	December 31, 2018
Amortizable intangibles
Distribution agreement	2 years	$—	$3,021
Certification	7 years	350	350
Customer relationships	12-20 years	89,232	82,124
Patents and processes	5-10 years	4,928	1,900
Brand names	5-15 years	15,019	10,470
Total amortizable intangibles		109,529	97,865
Less accumulated amortization		(13,058)	(9,835)
Total net amortizable intangibles		96,471	88,030
Non-amortizable intangibles
Trademarks and other		18,016	516
In-process research and development		5,469	—
Intangible assets, net of accumulated amortization		$119,956	$88,546

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $6.0 million, $5.2 million, and $1.1 million, respectively.

The IPRD, intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2020	$9,012
2021	8,996
2022	9,173
2023	8,809
2024	6,797
Thereafter	53,684

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2019 and 2018.

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2018	$5,064	$—	$5,064
Foreign currency translation	(285)	—	(285)
Acquisitions	72,986	47,264	120,250
Goodwill as of December 31, 2018	77,765	47,264	125,029
Foreign currency translation	178	—	178
Acquisitions	105,838	—	105,838
Goodwill as of December 31, 2019	$183,781	$47,264	$231,045

Note 5 – Debt

A&R Credit Agreement

In connection with the Perrigo Animal Health Acquisition described in Note 2 – Business Combinations in the notes to the consolidated financial statements, the Company amended the existing revolving credit agreement of PetIQ, LLC and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”) on July 8, 2019. The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $110 million, with an accordion feature allowing an additional increase up to a total facility of $125 million and extends the maturity date of the revolving facility to July 8, 2024. In addition, the Amended Revolving Credit Agreement reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.

All obligations under the Amended Revolving Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the Amended Revolving Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of each borrower and guarantor under the Amended Revolving Credit Agreement, subject to certain exceptions.

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2019, the borrowers and guarantors thereunder were in compliance with these covenants.

The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of December 31, 2019, the borrowers and guarantors thereunder were in compliance with these covenants.

As of December 31, 2019, $10.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 3.5% at December 31, 2019.

A&R Term Loan Credit Agreement

Also in connection with the closing of the Perrigo Animal Health Acquisition, the Company amended and restated the existing term loan credit agreement of PetIQ, LLC (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The A&R Term Loan Credit Agreement was increased from $74.1 million to $220.0 million at an interest rate equal to the Eurodollar rate plus 4.50%, the proceeds of which were used to refinance the existing term loan facility and consummate the acquisition.

All obligations under the A&R Term Loan Credit Agreement are unconditionally guaranteed by PetIQ Holdings, LLC and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of PetIQ, LLC and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2019, the borrower and guarantors thereunder were in compliance with these covenants.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of December 31, 2019, the borrower and guarantors thereunder were in compliance with these covenants.

As of December 31, 2019, $220.0 million was outstanding under the A&R Term Loan Credit Agreement.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million. As of December 31, 2019, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023. The following represents the Company’s long-term debt as of:

$'s in 000's	December 31, 2019	December 31, 2018
Term loans	$220,000	$74,625
Revolving credit facility	10,000	13,452
Mortgage	1,812	1,859
2019 Contingent note	—	2,680
Notes Payable - VIP Acquisition	27,500	17,500
Net discount on debt and deferred financing fees	(5,688)	(1,902)
	$253,624	$108,214
Less current maturities of long-term debt	(2,248)	(796)
Total long-term debt	$251,376	$107,418

Future maturities of long-term debt, excluding net discount on debt and deferred financing fees, as of December 31, 2019, are as follows:

($'s in 000's)
2020	$2,248
2021	2,250
2022	2,253
2023	29,755
2024	2,257
Thereafter	220,549

The Company incurred debt issuance costs of $0.7 million during the year ended December 31, 2019 related to the A&R Credit Agreement and $5.1 million related to the A&R Term Loan Credit Agreement.

Note 6 - Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2020 and 2026. A portion of leases are denominated in foreign currencies.

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

The Company elected the short-term lease exemption for all leases that qualify. This means leases having an initial term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease.

The Company’s leases may include options to extend or terminate the lease. Renewal options generally range from one to ten years and the options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate, giving consideration to company specific information and publicly available interest rates for instruments with similar characteristics, to determine the initial present value of lease payments over the lease terms.

The effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at	Adjustments due	Balance at
$'s in 000's	December 31, 2018	to ASC 842	January 1, 2019
ASSETS
Property and equipment, net (1)	$27,335	$—	$27,335
Operating lease right-of-use assets	—	10,424	10,424
Other non-current assets	2,857	(116)	2,741

LIABILITIES
Current portion of operating leases	$—	$2,921	$2,921
Operating Leases, less current installments	—	7,644	7,644
Current portion of long-term debt and finance leases(2)	2,251	—	2,251
Finance leases, less current installments	2,319	—	2,319
Other non-current liabilities	524	(257)	267

(1)	Finance lease right-of-use assets of $4.5 million are included in property and equipment, net, on the consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.5 million of current portion of finance leases.

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	December 31, 2019
		Balance excluding
		the adoption of	Effect of
$'s in 000's	As Reported	ASC 842	change
ASSETS
Property and equipment, net (1)	$52,525	$52,525	$—
Operating lease right-of-use assets	20,785	—	(20,785)
Other non-current assets	3,214	3,276	62

LIABILITIES
Current portion of operating leases	$4,619	$—	$(4,619)
Operating leases, less current installments	16,580	—	(16,580)
Current portion of long-term debt and finance leases(2)	3,821	3,821	—
Finance leases, less current installments	3,331	3,331	—
Other non-current liabilities	117	485	368

(1)	Finance lease right-of-use assets of $5.8 million are included in property and equipment, net, on the condensed consolidated balance sheets.
(2)	Current portion of long-term debt and finance leases includes $1.5 million of current portion of finance leases.

Year Ended
$'s in 000's	December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$1,441
Interest on lease liabilities	308
Operating lease cost	4,833
Variable lease cost(1)	629
Short-term lease cost	41
Sublease income	(452)
Total lease cost	$6,800

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.15
Finance leases	2.73
Weighted-average discount rate
Operating leases	5.3%
Finance leases	5.7%

Annual future commitments under non-cancelable leases as of December 31, 2019, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
2020	$5,706	$1,771
2021	4,920	1,329
2022	4,682	1,150
2023	3,910	1,072
2024	2,394	16
Thereafter	2,928	3
Total minimum future obligations	$24,540	$5,341
Less interest	(3,341)	(437)
Present value of net future minimum obligations	21,199	4,904
Less current lease obligations	(4,619)	(1,573)
Long-term lease obligations	$16,580	$3,331

Supplemental cash flow information:

Year Ended
$'s in 000's	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$308
Operating cash flows from operating leases	4,568
Financing cash flows from finance leases	1,547
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	5,368
Finance leases	(3,006)

The net book value of assets under finance lease was $4.5 million as of December 31, 2018. Total operating lease expense for the years ended December 31, 2018, and 2017 totaled $6.0 million and $1.7 million, respectively

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

Note 7 - Income Taxes

As a result of the IPO and related reorganization transactions completed in July 2017, the Company held an economic interest of approximately 62% in Holdco and consolidates the financial position and results of Holdco.  The ownership of Holdco not held by the Company is considered non-controlling interest, which, through exchanges that have occurred since the IPO, totaled approximately 17% of the ownership of Holdco as of December 31, 2019.  See Note 11 – Non-controlling interests for more information.  Holdco is treated as a partnership for income tax reporting.  HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income. Prior to the IPO in 2017, the Company’s predecessor for financial reporting purposes was Opco, which is a limited liability company, and the majority of Opco’s businesses and assets are held and operated by limited liability companies, which are not subject to entity-level federal or state income taxation.

Holdco makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the years ended December 31, 2019 and 2018, the Company made cash distributions of $1.7 million and $1.5 million, respectively. Additionally, Holdco accrues for distributions required to be made related to estimated income taxes. During the years ended December 31, 2019 and 2018, the Company accrued $0.8 million and $2.1 million, respectively. This liability is included in accounts payable on the consolidated balance sheet.

The components of earnings before net (loss) income taxes, determined by tax jurisdiction, are as follows:

	Years Ended December 31
$'s in 000's	2019	2018	2017
United States	$(17,953)	$(1,116)	$11,479
Foreign	342	542	308
Total	$(17,611)	$(574)	$11,787

The provision for income taxes for 2019, 2018, and 2017 consisted of the following:

	Years Ended December 31
$'s in 000's	2019	2018	2017
Current:
Federal	$—	$—	$(10)
State	317	148	63
Foreign	17	—	—
	$334	$148	$53
Deferred and other:
Federal	(2,146)	(751)	3,708
State	(1,336)	(135)	19
Foreign	(161)	77	190
	(3,643)	(809)	3,917
Total income tax expense (benefit)	$(3,309)	$(661)	$3,970

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31
$'s in 000's	2019	2018	2017
Income tax expense (benefit) at federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes net of federal tax benefit	1.3	(5.7)	—
Non-controlling interest and nontaxable income	(4.0)	54.7	(33.2)
Deferred tax rate changes	(0.4)	37.2	—
Share-based compensation	0.1	18.3	—
Tax Cuts and Jobs Act of 2017	—	(7.3)	30.7
Other	0.8	(3.0)	1.2
Effective income tax rate	18.8%	115.2%	33.7%

Our tax rate is affected by the lower pre-tax loss in the current year, recurring items, such as the portion of income and expense allocated to the noncontrolling interest, and tax rates in foreign jurisdictions relative to the amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year. Our effective income tax rate prior to the IPO differed from statutory rates primarily due to our pass-through entity structure for U.S. income tax purposes.

As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from Holdco. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

$'s in 000's	2019	2018
Deferred tax assets
Investment in partnership	$53,303	$41,658
Fixed assets	29	41
Net operating loss carryforwards and tax credits	6,775	2,538
Other accruals and reversals	5	2
Subtotal	60,112	44,239
Less: valuation allowance	(143)	(206)
Net deferred tax assets	59,969	44,033

Deferred tax liabilities
Intangible assets	$(293)	$(350)
Other	(5)	(5)
Net deferred tax liabilities	$(298)	$(355)

At December 31, 2019, the Company has federal net operating loss (“NOL”) carryforwards of $4.9 million, of which $0.4 million, generated in 2017 and prior, will expire in 2037. The NOL generated in 2018 and 2019 of $4.5 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company has a federal business interest expense carryover totaling $0.6 million as of December 31, 2019, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. As of December 31, 2019, the Company has charitable contribution carryforwards of $0.2 million, which if unused will expire between 2020 and 2024. The Company has state NOL carryforwards of $0.9 million as of December 31, 2019 which expire between 2022 and 2037 and others that have an indefinite carryforward period. At December 31, 2019 the Company had foreign NOL carryforwards of $0.2 million which do not expire. The above carryforward amounts are shown after-tax.

The Company has assessed the realizability of the net deferred tax assets as of December 31, 2019 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of certain carryforwards. The Company believes that there will be sufficient taxable income in the future that the Company’s deferred tax assets will be realized except for the following. The Company has a valuation allowance for certain deferred tax assets of $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively. The valuation allowance pertains to certain charitable contribution carryforwards as of December 31, 2019, and international loss carryforwards as of December 31, 2018, some of which have no expiration and others that would expire beginning in 2020.

The Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. Accordingly, no unrecognized tax benefit would impact the effective tax rate. If interest and penalties were accrued, we would recognize interest and penalties as income tax expense. We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, tax years from 2016 to present are subject to examination by the tax authorities.

Note 8 – Earnings (Loss) per Share

Basic and Diluted (Loss) Earnings per share

Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net (loss) income available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

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

Prior to the IPO, the PetIQ, LLC membership structure included several different types of LLC interests including ownership interests and profits interests. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the IPO on July 20, 2017. The basic and diluted earnings (loss) per share represent only the period July 20, 2017 to December 31, 2019.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Year ended December 31,
(in 000's, except for per share amounts)	2019	2018	2017
Numerator:
Net (loss) income	$(14,302)	$87	$7,817
Less: net (loss) income attributable to non-controlling interests	(2,849)	869	11,310
Net (loss) income attributable to PetIQ, Inc. — basic and diluted	(11,453)	(782)	(3,493)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	22,652	17,216	13,223
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—
Dilutive effect of RSUs	—	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	22,652	17,216	13,223

(Loss) earnings per share of Class A common stock — basic	$(0.51)	$(0.05)	$(0.26)
(Loss) earnings per share of Class A common stock — diluted	$(0.51)	$(0.05)	$(0.26)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock as well as all stock options and restricted stock units have not been included in the diluted (loss) earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of December 31, 2019 and 2018, 2,017 thousand and 413 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock.  Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of December 31, 2019, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period. Expense recognized totaled $6.2 million and $3.6 million for the years ended December 31, 2019, and 2018, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended:

	December 31, 2019	December 31, 2018
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	35.00%	35.00%
Risk-free interest rate (3)	2.37%	2.74%
Dividend yield (4)	0.00%	0.00%

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

The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2019: The weighted average grant date fair value of stock options granted during the period ended December 31, 2019 and 2018 was $10.63 and $11.12, respectively, per option.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at December 31, 2016	—	$—
Granted	804	16.00
Exercised	—
Forfeited	(205)	16.00
Cancelled/Expired	—
Outstanding at December 31, 2017	599	$16.00	$3,496	9.5
Granted	1,617	25.74
Exercised	(76)	18.83
Forfeited	(195)	21.37
Cancelled/Expired	—
Outstanding at December 31, 2018	1,945	$23.45	$5,527	9.1
Granted	423	27.54
Exercised	(119)	19.51
Forfeited	(168)	21.92
Cancelled/Expired	(9)	25.70
Outstanding at December 31, 2019	2,072	$24.63	$6,266	8.0
Options exercisable at December 31, 2019	572

At December 31, 2019, total unrecognized compensation cost related to unvested stock options was $12.3 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At December 31, 2019, total unrecognized compensation cost related to unvested RSUs was $3.2 million and is expected to vest over a weighted average of 3.1 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.1 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended December 31, 2019:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at December 31, 2017	—	—
Granted	51	33.16
Settled	—
Forfeited	—
Outstanding at December 31, 2018	51	$33.16
Granted	123	27.61
Settled	(25)	30.43
Forfeited	(15)	30.58
Nonvested RSUs at December 31, 2019	133	$28.85

Note 10 - Stockholders’ Equity

2018 Public Offering

On October 1, 2018, the Company closed an underwritten public offering of 5,750 thousand shares of Class A common stock. The Company sold 2,000 thousand newly issued shares of Class A common stock and received net proceeds of approximately $73.9 million after deducting underwriting discounts and commissions and offering expenses.  The remaining 3,750 thousand shares of Class A common stock were sold by selling stockholders and the Company did not receive any proceeds with respect hereto. In conjunction with the 2018 Public Offering, a number of holders of Class B common stock exchanged LLC Interests and corresponding Class B common shares for Class A common stock.  The impact on non-controlling interest is shown along with other exchanges during the year in Note 11 – Non-Controlling Interests.

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

As of December 31, 2019, there were 28,306 thousand LLC Interests outstanding, of which PetIQ owned 23,554 thousand, representing a 83.2% ownership interest in HoldCo.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2018	6,547	21,620	28,167	23.2%	76.8%
Stock based compensation adjustments	—	140	140
Exchange transactions	(1,794)	1,794	—
As of December 31, 2019	4,752	23,554	28,306	16.8%	83.2%

Note 12 - Customer Concentration

The Company has significant exposure to customer concentration. During each of the years ended December 31, 2019, 2018, and 2017, two,  one, and three customers, respectively, accounted for more than 10% of sales individually and in aggregate accounted for 35%, 18%, and 61% of net sales, respectively. At December 31, 2019 and December 31, 2018, two and one customers, respectively, individually accounted for more than 10% of outstanding trade receivables, and in aggregate accounted for 61% and 43%, respectively, of outstanding trade receivables, net. All of our customer concentration exists in our Products segment.

Note 13 - Commitments and Contingencies

Litigation Contingencies

During the year ended December 31, 2019, the Company recorded a liability of $1 million for contract termination costs, related to a settlement for alleged breach of contract. The expense is included within General and Administrative expenses for the year ended December 31, 2019.

On April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. The Plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP. In June 2018, the Company filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted. On August 3, 2018 the Court granted the Company’s Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint. The Plaintiffs’ filed an Amended Complaint on December 13, 2018 and we subsequently filed a second Motion to Dismiss the Amended Complaint. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims. Plaintiffs filed a notice of appeal with the 9th Circuit Court of Appeals on May 21, 2019 and briefing on appeal was completed in December 2019. Oral arguments are expected to occur in mid to late 2020. A final decision from the 9th Circuit Court of Appeals is estimated in late 2020.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency, other than those previously noted, at December 31, 2019 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

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

Effective during the year ended December 31, 2019, the Company changed its segment measure of profitability for its reportable segments from segment operating income (loss) to Adjusted EBITDA to better align the way the CODM views reportable segment operations in light of changes in the Company’s operations, including the increase of manufacturing operations as a result of the Perrigo Animal Health Acquisition in the Products segment and the growth of the Company’s wellness centers, host partners, and regions within the Services segment. For comparability purposes, previous periods have been recast to reflect the measure of segment profitability.

Financial information relating to the Company’s operating segments for the years ended:

$'s in 000's			Unallocated
December 31, 2019	Products	Services	Corporate	Consolidated
Net Sales	$617,118	$92,313	$—	$709,431
Adjusted EBITDA	73,537	20,045	(32,907)	60,675
Property, plant, and equipment	23,114	13,520	15,891	52,525
Depreciation expense	3,552	3,170	2,417	9,139
Capital expenditures	1,297	6,409	2,570	10,276

$'s in 000's			Unallocated
December 31, 2018	Products	Services	Corporate	Consolidated
Net Sales	$450,229	$78,385	$—	$528,614
Adjusted EBITDA	52,185	15,246	(25,892)	41,539
Property, plant, and equipment	13,191	6,137	8,007	27,335
Depreciation expense	2,343	2,326	1,988	6,657
Capital expenditures	1,339	3,440	2,399	7,178

$'s in 000's			Unallocated
December 31, 2017	Products	Services	Corporate	Consolidated
Net Sales	$266,687	$—	$—	$266,687
Adjusted EBITDA	30,836	—	(8,529)	22,307
Property, plant, and equipment	11,843	—	3,157	15,000
Depreciation expense	2,165	—	183	2,348
Capital expenditures	1,519	—	2,612	4,131

The following table reconciles Segment Adjusted EBITDA to Net (Loss) Income for the periods presented.

	For the years ended
$'s in 000's	December 31, 2019	December 31, 2018	December 31, 2017
Adjusted EBITDA:
Product	$73,537	$52,185	$30,836
Services	20,045	15,246	—
Unallocated Corporate	(32,907)	(25,892)	(8,529)
Total Consolidated	60,675	41,539	22,307
Adjustments:
Depreciation	(9,139)	(6,657)	(2,348)
Amortization	(5,994)	(5,210)	(1,052)
Interest	(14,495)	(8,022)	(1,563)
Acquisition costs(1)	(6,147)	(3,787)	(1,965)
Stock based compensation expense	(7,355)	(3,812)	(447)
Purchase accounting adjustment to inventory(2)	(4,805)	(2,149)	—
Non same-store revenue(3)	8,088	3,967	—
Non same-store costs(3)	(19,553)	(10,345)	—
Fair value adjustment of contingent note	(7,320)	(3,280)	—
Integration costs and costs of discontinued clinics(4)	(3,788)	(998)	—
Clinic launch expenses(5)	(767)	(1,380)	—
Non-recurring royalty settlement(6)	—	(440)	—
SKU Rationalization(7)	(6,482)	—	(610)
Costs associated with becoming a public company	—	—	(2,710)
Supplier receivable write-off	—	—	175
Litigation expenses	(529)	—	—
Pretax net (loss) income	$(17,611)	$(574)	$11,787
Income tax benefit (expense)	3,309	661	(3,970)
Net (loss) income	$(14,302)	$87	$7,817

(1)	Acquisition costs are costs directly related to various completed and pending acquisitions and include diligence, accounting, banking, and other out of pocket costs.
(2)

Purchase accounting adjustment to inventory represents the portion of costs of sales related to the fair value of inventory adjusted as part of the purchase price allocation. During 2019 the amounts relate to the Perrigo Animal Health Acquisition and are part of the Products segment. During 2018 the costs relate to the VIP Acquisition which are part of the Services Segment and the HBH Acquisition, which is part of the Products Segment.

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

Supplemental geographic disclosures are below.

	Year ended December 31, 2019
$'s in 000's	U.S.	Foreign	Total
Products sales	$610,986	$6,132	$617,118
Services revenue	92,313	—	92,313
Total net sales	$703,299	$6,132	$709,431

	Year ended December 31, 2018
$'s in 000's	U.S.	Foreign	Total
Products sales	$444,364	$5,865	$450,229
Services revenue	78,385	—	78,385
Total net sales	$522,749	$5,865	$528,614

	Year ended December 31, 2017
$'s in 000's	U.S.	Foreign	Total
Products sales	$261,526	$5,161	$266,687
Services revenue	—	—	—
Total net sales	$261,526	$5,161	$266,687

The net book value of property plant and equipment, by location was as follows as of:

	December 31, 2019	December 31, 2018
United States	$51,397	$26,268
Europe	1,128	1,067
Total	$52,525	$27,335

Note 15 - Related Parties

Opco had entered into management consulting services agreements with members of HoldCo. The services were related to financial transactions and other senior management matters related to business administration. Those agreements provided for the Company to pay base annual management fees plus expenses, typically paid quarterly. These expenses were recorded in general and administrative expenses in the consolidated statement of operations. The Company recorded  $610 thousand for the year ended December 31, 2017. Upon consummation of the recapitalization and IPO transactions, these agreements were terminated.

As discussed in Note 7– Income taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations. At December 31, 2019 and 2018, the Company had accrued $0.4 million and $1.2 million, respectively, for estimated tax distributions, which are included in accounts payable on the consolidated balance sheets.

As discussed in Note 5– Debt, the Company has notes payable to the Sellers of VIP, who are significant shareholders of the Company, of $27.5 million. The Company had no accrued interest on these notes as of December 31, 2019, but accrued interest of $0.2 million as of December 31, 2018.

The Company has leased office and warehouse space from a company under control of Will Santana, an Executive Vice President of the Company and a director, since the consummation of the VIP Acquisition on January 17, 2018. The Company incurred rent expenses of $0.4 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s annual premium expense, paid to Moreton and subsequently transferred to insurance providers, was $2.3 million and $1.5 million in 2019 and 2018, respectively. Mr. Christensen was paid a commission of approximately $0.1 million and $0.1 million in 2019 and 2018, respectively, by Moreton for the sale of such insurance policies to the Company.

Note 16 – Quarterly information (unaudited)

(In 000's, except per share amounts)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2019:
Product sales	$126,084	$194,606	$161,534	$134,894
Services revenue	22,352	26,028	24,491	19,442
Gross profit	24,730	34,900	27,291	20,462
General and administrative expenses	20,538	24,450	29,345	28,867
Operating income (loss)	4,872	8,990	(4,364)	(12,635)
Net income (loss)	2,326	5,918	(8,796)	(13,752)
Basic net income (loss) per common share	$0.07	$0.17	$(0.26)	$(0.47)
Diluted net income (loss) per common share	$0.07	$0.17	$(0.26)	$(0.47)
Basic weighted average shares	21,800	22,365	22,974	23,436
Diluted weighted average shares	21,978	22,597	22,974	23,436

2018:
Product sales	$97,851	$148,713	$108,524	$95,141
Services revenue	17,215	22,429	22,858	15,883
Gross profit	15,883	26,318	24,182	16,905
General and administrative expenses	18,968	16,943	17,621	18,728
Operating income	(3,226)	8,916	6,911	(4,853)
Net (loss) income	(3,957)	5,398	3,902	(5,256)
Basic net (loss) income per common share	$(0.14)	$0.16	$0.13	$(0.16)
Diluted net (loss) income per common share	$(0.14)	$0.16	$0.13	$(0.16)
Basic weighted average shares	14,575	15,980	16,944	21,283
Diluted weighted average shares	14,575	16,008	17,239	21,283

Note 17 – Employee Benefit Plans

The Company sponsors 401(k) defined contribution plans at certain subsidiaries. Participants may elect to defer up to 100% of compensation. The Company makes matching contributions of 100% of the employee deferrals up to 3% of compensation. The Company may also make discretionary profit sharing contributions each year, which are allocated to each eligible participant based on compensation. The Company made matching contributions of $0.6 million and $0.3 million, respectively, for the years ended December 31, 2019 and 2018. No benefit plans were in place for the years ended December 31, 2017.

Note 18 – Subsequent Events

On January 13, 2020, we announced that, through Opco, we executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. Capstar and CapAction are oral tablets for the treatment of flea infestations on dogs, puppies, cats and kittens. Capstar is comprised of five SKUs and CapAction is sold under three SKUs. The closing of the transaction is contingent upon customary closing conditions, including, among others, the approval of the acquisition under a consent order issued by the U.S. Federal Trade Commission. The parties have agreed that the Acquisition will not close earlier than July 1, 2020.

Following closing, Elanco will manufacture and supply Capstar and CapAction and provide certain technology transfer services to Opco over a 24-month period pursuant to a manufacturing and supply agreement.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (“Topic 842”). The adoption of Topic 842 had a material impact on our Balance Sheet, with no significant impact to our Consolidated Statements of Operations or Cash Flows, and as such, we implemented certain changes to our lease and contract management related control activities to enhance policies and periodic review procedures to incorporate specific Topic 842 considerations.

There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended, December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors’ section of this annual report on Form 10-K.

Item 9B - Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2019, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 11 – Executive Compensation

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2019, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2019, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 13 – Certain Relationships and Related Transactions

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2019, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 14 – Principal Accountant Fees and Services

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2019, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated May 8, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc and PetIQ, Inc.	8-K	001-38163	2.1	5/8/19
2.2**+	Asset Purchase Agreement, dated January 13, 2020, by and between Elanco US Inc., PetIQ, LLC and PetIQ, Inc.
3.1	Amended and Restated Certificate of Incorporation of PetIQ, Inc.	S-1/A	333-218955	3.1	7/11/17
3.2	Bylaws of PetIQ, Inc.	S-1/A	333-218955	3.2	7/6/17
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38163	3.1	6/1/18
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	7/17/17
4.2	Registration Rights Agreement, dated July 20, 2017, among PetIQ, Inc. the Continuing LLC owners and the C-Corp LLC Parents	S-3	333-227186	4.1	9/4/18
4.3	Registration Rights Agreement, dated January 17, 2018, between PetIQ, Inc. and each VIP Petcare Owner	S-3	333-227186	4.2	9/4/18
4.4**	Description of PetIQ, Inc.’s Securities
10.1	A&R Credit Agreement dated as of January 17, 2018 among PetIQ, LLC, as a Borrower Representative, the other credit parties party thereto, East West Bank and the other lenders party thereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	8-K	001-38163	10.2	1/23/18
10.2	Letter Agreement, dated January 17, 2018, by and among PetIQ, Inc., PetIQ Holdings, LLC, PetIQ, LLC, Community Veterinary Clinics, LLC, VIP Petcare Holdings, Inc., Will Santana, Kenneth Pecoraro, and the Equity Support Holders party thereto	8-K	001-38163	10.1	1/23/18
10.3	Term Loan Credit Agreement, dated January 17, 2018 by and among PetIQ, LLC, Ares Capital Corporation and the other lenders party thereto, and Ares Capital Corporation, as Administrative Agent	8-K	001-38163	10.3	1/23/18
10.4	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	7/6/17
10.5*	Employment Agreement, dated as of January 17, 2018, by and between PetIQ, LLC and Will Santana	8-K	001-38163	10.4	1/23/18
10.6*	PetIQ Inc. Amended and Restated 2017 Omnibus Incentive Plan	8-K	333-218955	10.1	5/31/19
10.7*	Form of Indemnification Agreement	S-1/A	333-218955	10.13	7/20/17
10.8	Credit Agreement, dated as of December 21, 2016 among PetIQ, LLC, as a Borrower and as Borrower Representative, the other credit parties party thereto, East West Bank and the other Lenders Party Hereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	S-1	333-218955	10.14	6/23/17
10.9	First Amendment to PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	10-K	001-38163	10.10	3/12/19
10.10	First Amendment and Joinder, dated as of August 9, 2018, to Credit Agreement dated as January 17, 2018	10-Q	001-38163	10.1	8/14/18
10.11*	PetIQ, Inc. 2017 Omnibus Incentive Plan Form of Nonqualified Stock Option Agreement	10-Q	001-38163	10.2	11/14/18

10.12*	Employment and Non-Competition Agreement, dated September 17, 2018, between PetIQ, LLC and Susan Sholtis	8-K	001-38163	10.1	9/20/18
10.13*	PetIQ, Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Agreement	10-Q	001-38163	10.3	11/14/18
10.14*	PetIQ, Inc. 2017 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	333-218955	10.11	11/14/18
10.15	Second Amendment to Amended and Restated Credit Agreement, dated March 25, 2019, by and among PetIQ, LLC, the other credit parties party thereto, the lenders party thereto and East West Bank	10-Q	001-38163	10.1	8/8/19
10.16	First Amendment to Purchase and Sale Agreement, dated July 7, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc, and PetIQ, Inc.	8-K	001-38163	10.1	7/9/19
10.17	Third Amendment to Amended and Restated Revolving Credit Agreement, dated July 8, 2019, by and among PetIQ, LLC, East West Bank and the lenders party thereto	8-K	001-38163	10.2	7/9/19
10.18	Amended and Restructured Term Loan Credit Agreement, dated July 8, 2019, by and among PetIQ, LLC, Ares Capital Corporation and the Lenders party thereto	8-K	001-38163	10.3	7/9/19
10.19	Transition Services Agreement, dated July 8, 2019, by and between PetIQ, LLC and L. Perrigo Company	8-K	001-38163	10.4	7/9/19
10.20*	Employment and Non-Competition Agreement, dated as of May 28, 2019, between PetIQ, LLC and Michael Smith	8-K	001-38163	10.5	7/9/19
10.21*	Amended and Restated Employment and Non-Competition Agreement between PetIQ, LLC and McCord Christensen	10-Q	001-38163	10.1	5/9/19
10.22*	Employment and Non-Competition Agreement between PetIQ, LLC and John Newland	10-Q	001-38163	10.2	5/9/19
10.23*	Employment and Non-Competition Agreement between PetIQ, LLC and R. Michael Herrman	10-Q	001-38163	10.3	5/9/19
10.24*	PetIQ, Inc. Amended and Restated 2018 Inducement and Retention Stock Plan for CVC Employees	S-8	333-223635	4.3	3/13/18
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

March 11, 2020	/s/ John Newland
John Newland
Chief Financial Officer

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and John Newland, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2020.

SIGNATURE	TITLE

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer)
McCord Christensen	Officer and Chairman of the Board

/s/ John Newland	Chief Financial Officer (principal financial and accounting officer)
John Newland	Officer

/s/ Mark First	Director
Mark First

/s/ James Clarke	Director
James Clarke

/s/ Ronald Kennedy	Director
Ronald Kennedy

/s/ Gary Michael	Director
Gary Michael

/s/ Will Santana	Director
Will Santana	Executive Vice President

/s/ Scott Huff	Director
Scott Huff

/s/ Larry Bird	Director
Larry Bird