Form 10-Q
period 2020-03-31
PetIQ, Inc.
filed 2020-05-08
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 8, 2020, we had 24,341,237 shares of Class A common stock and 4,039,658 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

	March 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$28,108	$27,272
Accounts receivable, net	131,541	71,377
Inventories	118,738	79,703
Other current assets	8,043	7,071
Total current assets	286,430	185,423
Property, plant and equipment, net	54,240	52,525
Operating lease right of use assets	20,582	20,785
Deferred tax assets	64,149	59,780
Other non-current assets	3,268	3,214
Intangible assets, net	117,621	119,956
Goodwill	230,702	231,045
Total assets	$776,992	$672,728
Liabilities and equity
Current liabilities
Accounts payable	$78,733	$51,538
Accrued wages payable	6,536	9,082
Accrued interest payable	643	83
Other accrued expenses	5,968	3,871
Current portion of operating leases	4,770	4,619
Current portion of long-term debt and finance leases	3,841	3,821
Total current liabilities	100,491	73,014
Operating leases, less current installments	16,283	16,580
Long-term debt, less current installments	325,432	251,376
Finance leases, less current installments	3,225	3,331
Other non-current liabilities	58	117
Total non-current liabilities	344,998	271,404
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	312,874	300,120
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 24,318 and 23,554 shares issued and outstanding, respectively	24	23
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 4,049 and 4,752 shares issued and outstanding, respectively	4	5
Accumulated deficit	(18,006)	(15,903)
Accumulated other comprehensive loss	(1,655)	(1,131)
Total stockholders' equity	293,241	283,114
Non-controlling interest	38,262	45,196
Total equity	331,503	328,310
Total liabilities and equity	$776,992	$672,728

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of (Loss) Income

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Product sales	$166,280	$126,084
Services revenue	20,498	22,352
Total net sales	186,778	148,436
Cost of products sold	134,779	108,064
Cost of services	19,845	15,642
Total cost of sales	154,624	123,706
Gross profit	32,154	24,730
Operating expenses
General and administrative expenses	31,690	20,538
Contingent note revaluations gain	—	(680)
Operating income	464	4,872
Interest expense, net	(4,704)	(1,937)
Foreign currency gain (loss), net	73	(122)
Other income, net	365	13
Total other expense, net	(4,266)	(2,046)
Pretax net (loss) income	(3,802)	2,826
Income tax benefit (expense)	1,169	(500)
Net (loss) income	(2,633)	2,326
Net (loss) income attributable to non-controlling interest	(530)	715
Net (loss) income attributable to PetIQ, Inc.	$(2,103)	$1,611
Net (loss) income per share attributable to PetIQ, Inc. Class A common stock
Basic	$(0.09)	$0.07
Diluted	$(0.09)	$0.07
Weighted Average shares of Class A common stock outstanding
Basic	23,728	21,800
Diluted	23,728	21,978

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in 000’s)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net (loss) income	$(2,633)	$2,326
Foreign currency translation adjustment	(574)	539
Comprehensive (loss) income	(3,207)	2,865
Comprehensive (loss) income attributable to non-controlling interest	(623)	848
Comprehensive (loss) income attributable to PetIQ	$(2,584)	$2,017

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(2,633)	$2,326
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	5,470	3,091
Gain on disposition of property, plant, and equipment	(375)	(34)
Stock based compensation expense	2,558	1,544
Deferred tax adjustment	(1,169)	500
Contingent note revaluation	—	(680)
Other non-cash activity	33	17
Changes in assets and liabilities
Accounts receivable	(60,217)	(20,444)
Inventories	(39,069)	(20,366)
Other assets	(1,090)	21
Accounts payable	27,827	17,335
Accrued wages payable	(2,561)	(1,150)
Other accrued expenses	2,620	(359)
Net cash used in operating activities	(68,606)	(18,199)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	429	47
Purchase of property, plant, and equipment	(5,075)	(897)
Net cash used in investing activities	(4,646)	(850)
Cash flows from financing activities
Proceeds from issuance of long-term debt	239,600	134,134
Principal payments on long-term debt	(165,816)	(125,717)
Tax distributions to LLC Owners	(20)	(1,378)
Principal payments on finance lease obligations	(394)	(371)
Payment of deferred financing fees and debt discount	—	(50)
Tax withholding payments on Restricted Stock Units	(149)	—
Exercise of options to purchase class A common stock	1,002	315
Net cash provided by financing activities	74,223	6,933
Net change in cash and cash equivalents	971	(12,116)
Effect of exchange rate changes on cash and cash equivalents	(135)	123
Cash and cash equivalents, beginning of period	27,272	66,360
Cash and cash equivalents, end of period	$28,108	$54,367

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Three Months Ended March 31,
Supplemental cash flow information	2020	2019
Interest paid	$3,789	$2,146
Net change in property, plant, and equipment acquired through accounts payable	681	(51)
Finance lease additions	381	210
Net change of deferred tax asset from step-up in basis	3,199	3,138
Income taxes paid	89	176
Accrued tax distribution	106	257

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended March 31, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	(43)	703	1	(703)	(1)	6,665	(6,622)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,199	—	3,199
Accrued tax distributions	—	—	—	—	—	—	—	(106)	(106)
Other comprehensive income	—	(481)	—	—	—	—	—	(93)	(574)
Stock based compensation expense	—	—	—	—	—	—	2,142	416	2,558
Exercise of Options to purchase Common Stock	—	—	46	—	—	—	1,002	—	1,002
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	15	—	—	—	(255)	—	(255)
Net loss	(2,103)	—	—	—	—	—	—	(530)	(2,633)
Balance - March 31, 2020	$(18,006)	$(1,655)	24,318	$24	4,049	$4	$312,874	$38,262	$331,503

	Three months ended March 31, 2019
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2019	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	(31)	519	1	(519)	(1)	5,049	(5,018)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,138	—	3,138
Accrued tax distributions	—	—	—	—	—	—	—	(257)	(257)
Other comprehensive loss	—	406	—	—	—	—	—	133	539
Stock based compensation expense	—	—	—	—	—	—	1,195	349	1,544
Exercise of Options to purchase Common Stock	—	—	17	—	—	—	315	—	315
Issuance of stock for vesting of RSU's	—	—	1	—	—	—	—	—	—
Net Loss	1,611	—	—	—	—	—	—	715	2,326
Balance - March 31, 2019	$(2,839)	$(941)	22,157	$22	6,028	$6	$271,916	$60,418	$328,582

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

The condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 11, 2020. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are at cost, which approximates fair value due to their relatively short maturities. The guarantee note is carried at cost, which approximates fair value. Our term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amounts approximate fair value.

A portion of the purchase price for the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) was structured in the form of Contingent Notes (the “Contingent Notes”) that vested based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019 (“Measurement Dates”).  The combined Company EBITDA targets were met for each year end, and as such the Contingent Notes were earned.  As such, the portion of the liability as it relates to each Contingent Note became fixed as of December 31, 2019, and 2018,  and are carried at cost, which approximates fair value as the stated interest rate is consistent with current market rates. See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.

The Contingent Notes are included in long-term debt in the accompanying consolidated balance sheets. The Contingent Notes began bearing interest at a fixed rate of 6.75% once they were earned, with the balance payable July 17, 2023.

The Company was required to reassess the fair value of the Contingent Notes at each reporting period prior to the Measurement Dates.

The following table summarizes the Level 3 activity related to the Contingent Notes for the three months ended March 31, 2019:

$'s in 000's
Balance at beginning of the period	$2,680
Change in fair value of contingent consideration	(680)
Balance at the end of the period	$2,000

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

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms generally requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for doubtful accounts equal to expected losses. The Company’s estimate is based on historical collection experience, a review of the current status of trade accounts receivable, and known current economic conditions including the current and expected impact of COVID-19. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice.

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers.

Accounts receivable consists of the following as of:

$'s in 000's	March 31, 2020	December 31, 2019
Trade receivables	$124,845	$67,551
Other receivables	7,040	4,257
	131,885	71,808
Less: Allowance for doubtful accounts	(344)	(431)
Total accounts receivable, net	$131,541	$71,377

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

$'s in 000's	March 31, 2020	December 31, 2019
Raw materials	$10,755	$10,675
Work in progress	2,178	1,717
Finished goods	105,805	67,311
Total inventories	$118,738	$79,703

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

Incentives in the form of cash paid to the customer (or a reduction of a customer cash payment to us) typically are recognized as a reduction of sales unless the incentive is for a distinct benefit that we receive from the customer (e.g., advertising or marketing).

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of March 31, 2020.

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

Contract balances

Contract asset and liability balances as of March 31, 2020 and December 31, 2019 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $1.0 million and $0.1 million for three months ended March 31, 2020 and 2019, respectively. Advertising costs were $2.5 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Collaboration Agreements

Through  the Company’s 2019 acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”), we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. The Company may make up to $20.8 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the Consolidated Statements of (Loss) Income.  No costs were incurred during the three months ended March 31, 2020 or 2019.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of (loss) income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and limited liability company interests in Holdco, based on the portion of the LLC Interests owned by holders of Class B common stock and limited liability company interests in Holdco. As of March 31, 2020 and December 31, 2019 the non-controlling interest was approximately 14.3% and 16.8%, respectively.

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

Adopted Accounting Standard Updates

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable information. Organizations will now use forward-looking information to better estimate their credit losses. The Company adopted this ASU using a modified retrospective approach. Under this method of adoption, the Company determined that there was no cumulative-effect adjustment to beginning Retained earnings on the condensed consolidated balance sheet. Adoption of this standard did not impact the Company’s income before income taxes and had no impact on the condensed consolidated statement of cash flows.

Note 2 – Business Combination

Perrigo Animal Health Acquisition

On July 8, 2019, PetIQ, through Opco, completed the Perrigo Animal Health Acquisition. Sergeant’s is now an indirect wholly-owned subsidiary of the Company.

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

The definite-lived intangibles primarily relate to trademarks, customer relationships, developed technology and know-how and in-process research and development intangibles. The $14.5 million represents the fair value and will be amortized over the estimated useful lives of the assets through June 2039. Amortization expense for these definite-lived intangible assets for the three months ended March 31, 2020 was $0.6 million.

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

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the Perrigo Animal Health Acquisition and related financing activities had occurred on January 1, 2019.  Additionally the share count utilized and Net (loss) income do not account for non-controlling interests. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the Perrigo Animal Health Acquisition been effected on the assumed date and are not intended to be a projection of future results: Pro forma results for the three months ended March 31, 2019:

($'s in 000's, except per share data)
Net sales	$168,005
Net (loss) income	$1,636

(Loss) Earnings per share:
Basic	$0.08
Diluted	$0.07

For the three months ended March 31, 2020, the acquired business had Product sales of $23.8 million and pre-tax net income of $6.9 million and are included in the Condensed Consolidated Statements of (Loss) Income.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	March 31, 2020	December 31, 2019
Leasehold improvements	$17,252	$15,517
Equipment	23,666	23,138
Vehicles and accessories	5,985	6,007
Computer equipment and software	9,642	8,070
Buildings	10,069	10,050
Furniture and fixtures	1,951	1,836
Land	4,557	4,557
Construction in progress	3,824	3,392
	76,946	72,567
Less accumulated depreciation	(22,706)	(20,042)
Total property, plant, and equipment	$54,240	$52,525

Depreciation expense related to these assets was $2.9 million and $1.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	March 31, 2020	December 31, 2019
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	89,170	89,232
Patents and processes	5-10 years	4,828	4,928
Brand names	5-15 years	14,971	15,019
Total amortizable intangibles		109,319	109,529
Less accumulated amortization		(15,184)	(13,058)
Total net amortizable intangibles		94,135	96,471
Non-amortizable intangibles
Trademarks and other		18,016	18,016
In-process research and development		5,470	5,469
Intangible assets, net of accumulated amortization		$117,621	$119,956

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended March 31, 2020 and 2019 was $2.2 million and $1.3 million, respectively.

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

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2020	$6,708
2021	8,941
2022	9,154
2023	8,796
2024	6,788
Thereafter	53,748

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2019 to March 31, 2020:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2019	77,765	47,264	125,029
Foreign currency translation	178	—	178
Acquisitions	105,838	—	105,838
Goodwill as of December 31, 2019	183,781	47,264	231,045
Foreign currency translation	(343)	—	(343)
Goodwill as of March 31, 2020	$183,438	$47,264	$230,702

Note 5 – Debt

A&R Credit Agreement

In connection with the Perrigo Animal Health Acquisition, the Company amended the existing revolving credit agreement of Opco and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”) on July 8, 2019. The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $125 million that matures on July 8, 2024. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.

All obligations under the Amended Revolving Credit Agreement are unconditionally guaranteed by HoldCo and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the Amended Revolving Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of each borrower and guarantor under the Amended Revolving Credit Agreement, subject to certain exceptions.

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of March 31, 2020, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of March 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of March 31, 2020, $84.3 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 3.1% at March 31, 2020.

A&R Term Loan Credit Agreement

Also in connection with the closing of the Perrigo Animal Health Acquisition, the Company amended and restated the existing term loan credit agreement of Opco (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The $220.0 million A&R Term Loan Credit Agreement has an interest rate equal to the Eurodollar rate plus 4.50%. The proceeds of the A&R Term Loan Agreement were used to refinance the existing term loan facility and consummate the Perrigo Animal Health Acquisition.

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of March 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million and the Contingent Notes. As of March 31, 2020, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, have a collective balance of $27.5 million and require quarterly interest payments of 6.75% with the balance payable July 17, 2023. The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2020	December 31, 2019
Term loans	$219,450	$220,000
Revolving credit facility	84,346	10,000
Mortgage	1,801	1,812
Notes Payable - VIP Acquisition	27,500	27,500
Net discount on debt and deferred financing fees	(5,416)	(5,688)
	$327,681	$253,624
Less current maturities of long-term debt	(2,249)	(2,248)
Total long-term debt	$325,432	$251,376

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of March 31, 2020, are as follows:

($'s in 000's)
Remainder of 2020	$1,686
2021	2,250
2022	2,253
2023	29,755
2024	2,257
Thereafter	294,896

The Company did not incur any debt issuance costs during the three months ended March 31, 2020.  The Company incurred debt issuance costs of $0.1 million related to the A&R Credit Agreement and zero related to the Term Loan during the three months ended March 31, 2019.

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

	Three Months Ended	Three Months Ended
$'s in 000's	March 31, 2020	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$391	$290
Interest on lease liabilities	82	50
Operating lease cost	1,831	910
Variable lease cost(1)	175	72
Short-term lease cost	5	14
Sublease income	(75)	—
Total lease cost	$2,409	$1,336

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.82	3.95
Finance leases	2.80	2.65
Weighted-average discount rate
Operating leases	5.3%	5.0%
Finance leases	5.8%	5.5%

Annual future commitments under non-cancelable leases as of March 31, 2020, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2020	$4,452	$1,237
2021	5,137	1,411
2022	4,829	1,225
2023	4,036	1,196
2024	2,516	150
Thereafter	2,957	23
Total minimum future obligations	$23,927	$5,242
Less interest	(2,874)	(426)
Present value of net future minimum obligations	21,053	4,816
Less current lease obligations	(4,770)	(1,591)
Long-term lease obligations	$16,283	$3,225

Supplemental cash flow information:

	Three Months Ended	Three Months Ended
$'s in 000's	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$82	$50
Operating cash flows from operating leases	1,798	880
Financing cash flows from finance leases	394	371
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	1,696	—
Finance leases	381	210

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

Our effective tax rate (ETR) from continuing operations was 30.8% and 17.7% for the three months ended March 31, 2020 and 2019, respectively including discrete items. Income tax expense for three months ended March 31, 2020 and 2019 was different than the U.S federal statutory income tax rate of 21% primarily due to the effect of state taxes, foreign GILTI income inclusion and various permanent tax differences which are offset partially by the impact of the non-controlling interest income that is not taxable.

The Company has assessed the realizability of the net deferred tax assets as of March 31, 2020 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of certain carryforwards. The Company believes that there will be sufficient taxable income in the future that the Company’s deferred tax assets will be realized except for the following. The Company has a valuation allowance for certain deferred tax assets of $0.1 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively. It is possible that some or all of the remaining deferred tax assets could ultimately not be realized in the future if our operations are not able to generate sufficient taxable income.  Therefore, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period in which the allowance is recognized and would adversely affect our results of operations.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the three months ended March 31, 2020 and 2019, the Company made cash distributions of $0.02 million and $1.40 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. During the three months ended March 31, 2020 and 2019, the Company accrued distributions of $0.1 million and $0.3 million, respectively

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. This legislation was enacted before the date of filing this Form 10-Q.  The Company will benefit from the Employee Retention Credits and the payroll tax deferral.

Note 8 – Earnings per Share

Basic and Diluted (Loss) Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income available to PetIQ by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to PetIQ by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
(in 000's, except for per share amounts)	2020	2019
Numerator:
Net (loss) income	$(2,633)	$2,326
Less: net (loss) income attributable to non-controlling interests	(530)	715
Net (loss) income attributable to PetIQ, Inc. — basic and diluted	(2,103)	1,611
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	23,728	21,800
Dilutive effects of stock options that are convertible into Class A common stock	—	171
Dilutive effect of RSUs	—	7
Weighted-average shares of Class A common stock outstanding -- diluted	23,728	21,978

(Loss) earnings per share of Class A common stock — basic	$(0.09)	$0.07
(Loss) earnings per share of Class A common stock — diluted	$(0.09)	$0.07

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three months ended March 31, 2020 and 2019, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method, respectively.

Additionally, all stock options and restricted stock units have not been included in the diluted earnings per share calculation for the three months ended March 31, 2020, as they have been determined to be anti-dilutive under the treasury stock method. For the three months ended March 31, 2019, 748 thousand and 30 thousand, respectively, stock options and restricted stock units have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of March 31, 2020, 1,299 thousand shares were available for issuance under the Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provided for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of March 31, 2020, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.2 million for the three months ended March 31, 2020, and $1.4 million for the three months ended March 31, 2019. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.91%	35.00%
Risk-free interest rate (3)	0.72%	2.74%
Dividend yield (4)	0.00%	0.00%

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

The weighted average grant date fair value of stock options granted during the period ended March 31, 2020 was $6.70 per option. At March 31, 2020, total unrecognized compensation cost related to unvested stock options was $13.2 million and is expected to be recognized over a weighted-average period of 2.7 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at January 1, 2019	1,945	$23.45	$5,527	9.1
Granted	423	27.54
Exercised	(119)	19.51
Forfeited	(168)	21.92
Cancelled/Expired	(9)	25.70
Outstanding at December 31, 2019	2,072	$24.63	$6,266	8.0
Granted	478	19.49
Exercised	(46)	21.65
Forfeited	(13)	22.98
Outstanding at March 31, 2020	2,491	$23.70	$5,974	7.9
Options exercisable at March 31, 2020	870

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At March 31, 2020, total unrecognized compensation cost related to unvested RSUs was $7.5 million and is expected to vest over a weighted average 3.5 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2020.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at January 1, 2019	51	$33.16
Granted	123	27.61
Settled	(25)	30.43
Forfeited	(15)	30.58
Outstanding at December 31, 2019	133	$28.85
Granted	243	19.49
Settled	(22)	27.56
Forfeited	(1)	32.53
Nonvested RSUs at March 31, 2020	353	$22.48

Note 10 – Stockholders’ Equity

Exchanges

During the three months ended March 31, 2020 and 2019, respectively,  holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 703 thousand and 519 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2019	6,547	21,620	28,167	23.2%	76.8%
Stock based compensation adjustments	—	140	140
Exchange transactions	(1,794)	1,794	—
As of December 31, 2019	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation adjustments		61	61
Exchange transactions	(703)	703	—
As of March 31, 2020	4,049	24,318	28,367	14.3%	85.7%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three months ended March 31, 2020 and 2019, respectively, the Company owned a weighted average of 83.7% and 77.4% of Holdco, respectively.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended March 31, 2020 two customers individually accounted for more than 10% of sales, comprising 42% of net sales, for such periods. During the three months ended March 31, 2019 two customers individually accounted for more than 10% of sales, comprising 33% of net sales.

At March 31, 2020 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 45% of outstanding trade receivables, net. At December 31, 2019 two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 61% of outstanding trade receivables, net.

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

Plaintiffs filed a notice of appeal with the 9th Circuit Court of Appeals on May 21, 2019 and briefing on appeal was completed in December 2019. Oral arguments have been scheduled for June 9, 2020. A final decision from the 9th Circuit Court of Appeals is estimated in late 2020 or early 2021.  As no impact to the Company is considered probable or estimable, no litigation reserve has been accrued.

The Company has a supplier who has alleged PetIQ has breached its supply agreement.  PetIQ believes the Company is not in breach, however even if the Company has breached the supply agreement, the Company has the ability to cure the breach prior to Q3 2020.  The supplier has stated it believes the breach would warrant a $20 million payment.  As PetIQ believes the Company has not breached the agreement, the potential outcome is between no payment and the $20 million alleged by the supplier.  Any amount within the range is as likely as any other, the Company has not recorded a liability as of March 31, 2020. Negotiations with the supplier are ongoing.  The Company cannot provide assurance that any ultimate resolution will be favorable to the Company.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at March 31, 2020 and December 31, 2019 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Commitments

During the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The closing of the transaction is contingent upon customary closing conditions, including, among others, the approval of the acquisition under a consent order issued by the U.S. Federal Trade Commission. The parties have agreed that the Acquisition will not close earlier than July 1, 2020.  The Company is in the process of arranging financing to complete the Acquisition.

Note 14 – Segments

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
March 31, 2020	Products	Services	Corporate	Consolidated
Net Sales	$166,280	$20,498	$—	$186,778
Adjusted EBITDA	24,279	1,989	(11,810)	14,458
Depreciation expense	1,316	848	709	2,873
Capital expenditures	1,673	2,833	569	5,075

$'s in 000's			Unallocated
March 31, 2019	Products	Services	Corporate	Consolidated
Net Sales	$126,084	$22,352	$—	$148,436
Adjusted EBITDA	13,556	5,277	(7,961)	10,872
Depreciation expense	553	524	576	1,653
Capital expenditures	$462	$281	$154	$897

The following table reconciles Segment Adjusted EBITDA to Net (loss) income for the periods presented.

	For the three months ended
$'s in 000's	March 31, 2020	March 31, 2019
Adjusted EBITDA:
Product	$24,279	$13,556
Services	1,989	5,277
Unallocated Corporate	(11,810)	(7,961)
Total Consolidated	14,458	10,872
Adjustments:
Depreciation	(2,873)	(1,654)
Amortization	(2,242)	(1,279)
Interest	(4,704)	(1,937)
Acquisition costs(1)	(586)	(576)
Stock based compensation expense	(2,558)	(1,544)
Non same-store revenue(2)	2,282	1,516
Non same-store costs(2)	(6,400)	(3,252)
Fair value adjustment of contingent note(3)	—	680
Integration costs and costs of discontinued clinics(4)	(454)	—
Clinic launch expenses(5)	(676)	—
Litigation expenses	(49)	—
Pretax net (loss) income	$(3,802)	$2,826
Income tax benefit (expense)	1,169	(500)
Net (loss) income	$(2,633)	$2,326

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to Fair value.
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

Supplemental geographic disclosures are below.

	Three months ended March 31, 2020
$'s in 000's	U.S.	Foreign	Total
Products segment sales	$165,072	$1,208	$166,280
Services segment revenue	20,498	—	20,498
Total net sales	$185,570	$1,208	$186,778

	Three months ended March 31, 2019
$'s in 000's	U.S.	Foreign	Total
Products segment sales	$124,451	$1,633	$126,084
Services segment revenue	22,352	—	22,352
Total net sales	$146,803	$1,633	$148,436

Property, plant, and equipment by geographic location is below.

	March 31, 2020	December 31, 2019
United States	$53,129	$51,397
Europe	1,111	1,128
Total	$54,240	$52,525

Note 15 – Related Parties

As discussed in Note 7– “Income Taxes,” the Company has accrued tax distributions that are payable to holders of Class B common stock and LLC Interests to facilitate the payment of periodic estimated tax obligations by such holders. At March 31, 2020 and December 31, 2019, the Company had an accrual of $0.5 million and $0.4 million, respectively, for estimated tax distributions, which is included in accounts payable on the condensed consolidated balance sheets.

As discussed in Note 5– “Debt,” the Company has notes payable to the sellers of VIP, who are significant shareholders of the Company, of $27.5 million in aggregate as of March 31, 2020 and December 31, 2019. The Company had $0.4 million in accrued interest on these notes as of March 31, 2020 and no accrued interest on these notes as of December 31, 2019. The Company paid no interest in the three months ended March 31, 2020, but paid $0.4 million of interest in the three months ended March 31, 2019.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $91 thousand and $73 thousand in the three months ended March 31, 2020 and March 31, 2019, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $283 thousand and $137 thousand for the three months ended March 31, 2020 and March 31, 2019. Mr. Chris Christensen was paid a commission of approximately $18 thousand and $7 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively, for the sale of such insurance policies to the Company.

Note 16 – Subsequent events

In April 2020, the Company purchased a parcel of land for $2.5 million. The broker for the Company was Colliers International, and the agent was Mike Christensen, the brother of CEO McCord Christensen.  Total commission paid to Colliers was approximately $75 thousand.

The Company is closely monitoring the impact of the coronavirus (“COVID-19”) pandemic on all aspects of its business.  The COVID-19 pandemic adversely affected the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, and uncertainties regarding the pandemic continue to result in serious economic disruptions including restrictions on our business activities or health impacts to our employees.   The full impact of the COVID-19 outbreak is unknown, resulting in a high degree of uncertainty for potentially extended periods of time.  At this time, neither the duration nor scope of the disruption can be predicted, therefore, the negative impact on our financial position and operating results cannot be reasonably estimated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements for the year ended December 31, 2019 and related notes included in the annual report for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Coronavirus Disease (COVID-19) Considerations

On March 11, 2020, the World Health Organization formally declared the Novel Coronavirus (“COVID-19”) outbreak to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. All states have declared states of emergency and various states and cities have restricted commerce and travel to a varied degree.

We made the strategic and difficult decision to temporarily close all of our veterinarian service clinics effective March 20, 2020 to protect the health and safety of our employees, customers and retail partners.  We are continuously monitoring the situation and will reopen veterinary service locations as soon as it is practical to do so and are developing a number of protocols, including curbside service at some locations, to facilitate our ability to open as quickly as possibly once is safe to do so.

The amount of the decrease in business that we will ultimately experience remains uncertain. This is largely due to: (i) existing concerns that many non-essential businesses and employees face permanent closure or heavy reliance on newly-established federal government programs, such as the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), in order to remain in operation and the ultimate success of these programs remains unknown; and (ii) uncertainty of consumer/pet owner response and more specifically, the timing of engaged demand as the public is reintroduced to our retail environments as government restrictions are lifted or reduced.

Our Products segment has remained in operation at our main three facilities in Springville, Utah, Omaha, Nebraska, and Daytona Beach, Florida, as well as our contract manufacturing partner in Plano, Texas. We have implemented a variety of policies and procedures to ensure the health and safety of our workforce, including staggering break times, adding additional shifts to enhance social distancing, enhancing sanitation procedures, providing personal protective equipment to employees, and requiring social distancing. We have also provided a $2 an hour temporary wage increase for our production employees.

Our corporate and administrative personnel have been fully functional since we closed various administrative offices to employees and the general public, and implemented enhanced social distancing and work-from-home policies.  It is expected that our corporate function can remain fully functional while our employees work-from-home for an indefinite period of time. We expect to continually review and adjust to local health conditions for the various jurisdictions in which we operate.

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted deliveries of products to our retailer partners. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time. Additional information regarding risks and uncertainties to our business and results of operations related to the COVID-19 pandemic are set forth in Part II, Item 1A of this report.

Recent Developments

During the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The closing of the transaction is contingent upon customary closing conditions, including, among others, the approval of the acquisition under a consent order issued by the U.S. Federal Trade Commission. The parties have agreed that the Acquisition will not close earlier than July 1, 2020.  The Company is in the process of arranging financing to complete the Acquisition.

Results of Operations

The following tables set forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Product sales	$166,280	$126,084	89.0%	84.9%
Services revenue	20,498	22,352	11.0%	15.1%
Total net sales	186,778	148,436	100.0%	100.0%
Cost of products sold	134,779	108,064	72.2%	72.8%
Cost of services	19,845	15,642	10.6%	10.5%
Total cost of sales	154,624	123,706	82.8%	83.3%
Gross profit	32,154	24,730	17.2%	16.7%
General and administrative expenses	31,690	20,538	17.0%	13.8%
Contingent note revaluations (gain) loss	—	(680)	—%	(0.5)%
Operating income	464	4,872	0.2%	3.3%
Interest expense, net	4,704	(1,937)	2.5%	(1.3)%
Foreign currency loss, net	(73)	(122)	(0.0)%	(0.1)%
Other income, net	(365)	13	(0.2)%	0.0%
Total other expense, net	4,266	(2,046)	2.3%	(1.4)%
Pretax net (loss) income	(3,802)	2,826	(2.0)%	1.9%
Benefit (provision) from income taxes	1,169	(500)	0.6%	(0.3)%
Net (loss) income	$(2,633)	$2,326	(1.4)%	1.6%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended
$'s in 000's	March 31, 2020	March 31, 2019
Services segment sales:
Same-store sales	$18,216	$20,836
Non same-store sales	2,282	1,516
Net services segment sales	20,498	22,352
Products segment sales	166,280	126,084
Total net sales	186,778	148,436

Adjusted EBITDA
Products	24,279	13,556
Services	1,989	5,277
Unallocated Corporate	(11,810)	(7,961)
Total Adjusted EBITDA	$14,458	$10,872

Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019

Net sales

Consolidated Net Sales

Consolidated net sales increased $38.3 million, or 26%, to $186.8 for the three months ended March 31, 2020, compared to $148.4 million for the three months ended March 31, 2019. This increase was driven by the expansion of manufactured items as a result of the Perrigo Animal Health Acquisition, other growth in the Products segment related to distributed products, offset by declining sales in the Services segment due to COVID-19 related closures.

Products Segment

Product sales increased $40.2 million, or 32%, to $166.3 million for the three months ended March 31, 2020, compared to $126.1 million for the three months ended March 31, 2019. This increase was driven by accelerated growth in manufactured products led by those produced in the newly acquired Omaha facilties and by velocity growth within current customers of distributed products.

Services Segment

Service revenue decreased $1.9 million, or 8%, from $22.4 million to $20.5 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Same-store sales decreased $2.6 million, or 13%, to $18.2 million for the three months ended March 31, 2020, compared to $20.8 million for the three months ended March 31, 2019. The decrease in same-store sales was driven by COVID-19 related closures. Non same-store sales increased $0.8 million or 51%, to $2.3 million for the three months ended March 31, 2020, compared to $1.5 million for the three months ended March 31, 2019. The increase in non same-store sales was a result of opening 80 additional wellness centers in the 2019 period, as well as the maturation of clinics opened in the past six trailing quarters, offset by the permanent closure of 15 wellness centers in the non-same store sales base and COVID-19 related closures.

Gross profit

Gross profit increased by $7.4 million, or 30%, to $32.2 million for the three months ended March 31, 2020, compared to $24.7 million for the three months ended March 31, 2019. This increase is due to the significant Products sales growth, and particularly in products manufactured in our Omaha Nebraska facility, which carry a higher margin than our distributed product sales.

Gross margin increased to 17.2% for the three months ended March 31, 2020, from 16.7% for the three months ended March 31, 2019, driven by product sales growth primarily in higher margin items.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $11.2 million, or 54%, to $31.7 million for the three months ended March 31, 2020, compared to $20.5 million for the three months ended March 31, 2019. As a percentage of net sales, G&A increased from 13.8% for the first quarter of 2019 to 17.0% for the first quarter of 2020, primarily driven by costs related to the addition of overhead in and to support the Omaha facilities in addition to growth in corporate services.

Products Segment

Products segment G&A increased $3.7 million or 74% to $8.7 million for the three months ended March 31, 2020, compared to $5.0 million for the three months ended March 31, 2019.  This increase was driven by acquisitions, resulting in approximately $3.2 million in G&A costs related to the acquired Perrigo Animal Health business, primarily selling and distribution expenses.

Services Segment

Services segment G&A increased $0.5 million, or 13%, to $4.2 million for the three months ended March 31, 2020, compared to $3.7 million for the three months ended March 31, 2019. This increase was driven by additional marketing spend and headcount costs as the Company launches new wellness centers, offset by variable costs in supporting the Services revenue decreases. Nearly all of the G&A growth relates to clinics opened in the last six quarters and therefore is derived from the non same-store sales base or clinic launch expenses.

Unallocated Corporate

Unallocated corporate G&A increased $7.0 million, or 59%, to $18.8 million for the three months ended March 31, 2020, from $11.8 million for the three months ended March 31, 2019. The increase was related to the following:

▪	Increased corporate marketing efforts for approximately $1.9 million;
▪	Additional corporate compensation (both stock compensation and wages/bonus) of approximately $1.9 million;
▪	Increased professional fees, primarily related to the increased size of the Company, as well as non-recurring acquisition costs, integration costs, and litigation; and

▪	Other variable costs related to Company growth, such as insurance and information technology.

Interest expense, net

Interest expense, net, increased $2.8 million to $4.7 million for the three months ended March 31, 2020, compared to $1.9 million for the three months ended March 31, 2019. This increase was driven by additional debt taken on to fund the Perrigo Animal Health Acquisition during 2019.

Provision for income taxes

Our effective tax rate was 30.8% and 17.7% for the three months ended March 31, 2020 and 2019, respectively, with a tax benefit of $1.2 million and tax expense of $0.5 million. The Company’s tax rate is impacted by the ownership structure of Holdco, which changes over time.

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

Products Segment

Products segment Adjusted EBITDA increased $10.8 million, or 79% to $24.3 million for the three months ended March 31, 2020, compared to $13.6 million for the three months ended March 31, 2019. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily produced as the newly acquired Omaha facility.

Services Segment

Services segment Adjusted EBITDA decreased $3.3 million, or 62%, to $2.0 million for the three months ended March 31, 2020, compared to $5.3 million for the three months ended March 31, 2019. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures, as well as converting some community clinics to wellness centers, which transitions operations into the non-same store category.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

$'s in 000's	Three months ended March 31, 2020
March 31, 2020	Products	Services	Unallocated Corporate	Consolidated
Pretax net (loss) income	$22,962	$(3,652)	$(23,112)	$(3,802)
Adjustments:
Depreciation	1,317	847	709	2,873
Interest	—	—	4,704	4,704
Amortization	—	—	2,242	2,242
Acquisition costs	—	—	586	586
Stock based compensation expense	—	—	2,558	2,558
Non same-store revenue	—	(2,282)	—	(2,282)
Non same-store costs	—	6,400	—	6,400
Integration costs and costs of discontinued clinics	—	—	454	454
Clinic launch expense	—	676	—	676
Litigation expenses	—	—	49	49
Adjusted EBITDA	$24,279	$1,989	$(11,810)	14,458

$'s in 000's	Three months ended March 31, 2019
March 31, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net (loss) income	$13,003	$3,017	$(13,194)	$2,826
Adjustments:
Depreciation	553	524	577	1,654
Interest	—	—	1,937	1,937
Amortization	—	—	1,279	1,279
Acquisition costs	—	—	576	576
Stock based compensation expense	—	—	1,544	1,544
Non same-store revenue	—	(1,516)	—	(1,516)
Non same-store costs	—	3,252	—	3,252
Fair value adjustment of contingent note	—	—	(680)	(680)
Adjusted EBITDA	$13,556	$5,277	$(7,961)	10,872

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended
	March 31, 2020	March 31, 2019
Net (loss) income	$(2,633)	$2,326
Plus:
Tax (benefit) expense	(1,169)	500
Depreciation	2,873	1,654
Amortization	2,242	1,279
Interest	4,704	1,937
EBITDA	$6,017	$7,696
Acquisition costs(1)	586	576
Integration costs and costs of discontinued clinics(2)	454	—
Stock based compensation expense	2,558	1,544
Fair value adjustment of contingent note(3)	—	(680)
Non same-store revenue(4)	(2,282)	(1,516)
Non same-store costs(4)	6,400	3,252
Clinic launch expenses(5)	676	—
Litigation expenses	49	—
Adjusted EBITDA	$14,458	$10,872
Adjusted EBITDA Margin	7.7%	7.3%

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)

Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.

(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.

(4)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(5)

Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of March 31, 2020 and December 31, 2019, our cash and cash equivalents were $28.1 million and $27.3 million, respectively. On March 18, 2020, as a precautionary measure to provide financial flexibility due to uncertainties in the marketplace as a result of COVID-19, the Company proactively drew $25 million against its revolving Credit facility. As of March 31, 2020, we had $84.3 million outstanding under a revolving credit facility, $219.5 million under a term loan and $29.3 million in other debt. The debt agreements bear interest at rates between 4.3% and 6.8%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2020 and December 31, 2019, we had working capital (current assets less current liabilities) of $185.9 million and $112.4 million, respectively.

Additionally during the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The closing of the transaction is contingent upon customary closing conditions, including, among others, the approval of the acquisition under a consent order issued by the U.S. Federal Trade Commission. The parties have agreed that the Acquisition will not close earlier than July 1, 2020.  The Company is in the process of arranging financing to complete the Acquisition.  There is no assurance that financing will be available at terms advantageous to the Company.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $68.6 million for the three months ended March 31, 2020, compared to cash used in operating activities of $18.2 million for the three months ended March 31, 2019. The change in operating cash flows primarily reflects lower earnings and a significant expansion in working capital. Working capital changes are driven by increased inventory and accounts receivable on the seasonality of the business, growing sales, offset somewhat by growth in accounts payable. Net changes in assets and liabilities accounted for $72.5 million in cash used in operating activities for the three months ended March 31, 2020 compared to $25.0 million of cash used in operating activities for the three months ended March 31, 2019.

Cash used in Investing Activities

Net cash used in investing activities was $4.6 million for the three months ended March 31, 2020, compared to $0.9 million for the three months ended March 31, 2019. The increase in net cash used in investing activities is a result of the continued wellness center rollout initiative.

Cash provided by Financing Activities

Net cash provided by financing activities was $74.2 million for the three months ended March 31, 2020, compared to $6.9 million in net cash provided by financing activities for the three months ended March 31, 2019. The change in cash provided by financing activities is primarily driven by the Company’s utilization of its revolving credit facility to fund working capital expansion.

Description of Indebtedness

A&R Credit Agreement

In connection with the Perrigo Animal Health Acquisition described in Note 2 – Business Combinations in the notes to the condensed consolidated financial statements, the Company amended the existing revolving credit agreement of PetIQ, LLC and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”) on July 8, 2019. The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $110 million, with an accordion feature allowing an additional increase up to a total facility of $125 million and extends the maturity date of the revolving facility to July 8, 2024. In addition, the Amended Revolving Credit Agreement reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.

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

The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of March 31, 2020, the borrowers and guarantors thereunder were in compliance with these covenants.

As of March 31, 2020, $84.3 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 3.1% at March 31, 2020.

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of March 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of March 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of March 31, 2020, $219.5 million was outstanding under the A&R Term Loan Credit Agreement.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million. As of March 31, 2020, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The Company did not incur any debt issuance costs during the three months ended March 31, 2020, related to the A&R Credit Agreement or the A&R Term Loan Credit Agreement.  The Company incurred debt issuance costs of $0.1 million related to the A&R Credit Agreement and zero related to the Term Loan during the three months ended March 31, 2019

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2020, we had variable rate debt of approximately $303.8 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended by approximately $1.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q and our other reports filed with the SEC from time to time.

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

During the year ended December 31, 2019, the Company recorded a liability of $1 million for contract termination costs, related to a settlement for alleged breach of contract. The expense is included within General and Administrative expenses for the quarter ended March 31, 2020.

On April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. The Plaintiffs’ sought unspecified monetary damages, and various injunctive relief, including an order to require PetIQ to divest its interests in VIP. In June 2018, the Company filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief could be granted. On August 3, 2018 the Court granted the Company’s Motion to Dismiss the Complaint, but permitted the plaintiffs to attempt to plead a viable Complaint. The Plaintiffs’ filed an Amended Complaint on December 13, 2018 and we subsequently filed a second Motion to Dismiss the Amended Complaint. On April 22, 2019, the Court granted the Company’s Motion to Dismiss without further leave to amend, concluding that Plaintiffs were not able to identify any factual allegations to support their alleged claims. Plaintiffs filed a notice of appeal with the 9th Circuit Court of Appeals on May 21, 2019 and briefing on appeal was completed in December 2019. Oral arguments have been scheduled for June 9, 2020. A final decision from the 9th Circuit Court of Appeals is estimated in late 2020 or early 2021.

Additionally the Company is subject to various litigation related to its products as well as other corporate litigation.  No individual item is significant.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at March 31, 2020, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019, except for the risk factor updated below:

The scale and scope of the recent COVID-19 outbreak and resulting pandemic is unknown and, due to wellness center and community clinic closures and other factors, is likely to result in an adverse impact on our business at least for the near term.

As the U.S. faces the novel COVID-19 pandemic, the Company is following the recommendations of government and health authorities to minimize exposure for its veterinarians, associates, customers and retail partners.  As a result, the Company announced on March 19, 2020 that it is temporarily closing all of its veterinary community clinics and wellness centers effective Friday, March 20, 2020.  The Company will closely monitor this global health crisis to reopening its community clinics and wellness centers as quickly as practical.  The Company will continue to reassess its strategy on a regular, ongoing basis as the situation evolves.  Additionally, the rapid spread of COVID-19 globally also has resulted in travel restrictions and disruption and shutdown of certain businesses in the U.S., including those of certain of our retail partners.  We may experience impacts from changes in customer behavior related to pandemic fears, quarantines and market downturns, as well as impacts on our workforce if the virus becomes widespread in any of our markets. If the virus were to affect a significant amount of the workforce employed or operating at our facilities, we may experience delays or the inability to produce and deliver products to our retail partners on a timely basis. In addition, one or more of our customers, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. The global scale and scope of COVID-19 is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the coronavirus impacts the Company’s results will ultimately depend on future developments, which are highly uncertain and will include the duration of our wellness center and community clinic closures as well as closures of our retail partners, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19. However, the Company believes COVID-19 is likely to result in an adverse impact on our business, results of operations and financial condition, at least for the near term.

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

PETIQ, INC.

May 8, 2020	/s/ John Newland
John Newland
Chief Financial Officer