Form 10-Q
period 2020-06-30
PetIQ, Inc.
filed 2020-08-10
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38163

PetIQ, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2554312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

923 S. Bridgeway Pl.	83616
Eagle, Idaho	(Zip Code)
(Address of principal executive offices)

208-939-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	PETQ	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   ⌧    No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

As of August 7, 2020, we had 24,918,092 shares of Class A common stock and 3,653,763 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

	June 30, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$117,023	$27,272
Accounts receivable, net	145,323	71,377
Inventories	111,300	79,703
Other current assets	9,510	7,071
Total current assets	383,156	185,423
Property, plant and equipment, net	57,471	52,525
Operating lease right of use assets	19,768	20,785
Deferred tax assets	58,660	59,780
Other non-current assets	1,955	3,214
Intangible assets, net	115,362	119,956
Goodwill	230,658	231,045
Total assets	$867,030	$672,728
Liabilities and equity
Current liabilities
Accounts payable	$91,492	$51,538
Accrued wages payable	10,950	9,082
Accrued interest payable	1,198	83
Other accrued expenses	13,017	3,871
Current portion of operating leases	4,717	4,619
Current portion of long-term debt and finance leases	3,855	3,821
Total current liabilities	125,229	73,014
Operating leases, less current installments	15,552	16,580
Long-term debt, less current installments	357,795	251,376
Finance leases, less current installments	2,840	3,331
Other non-current liabilities	2,523	117
Total non-current liabilities	378,710	271,404
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	344,270	300,120
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 24,658 and 23,554 shares issued and outstanding, respectively	24	23
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 3,770 and 4,752 shares issued and outstanding, respectively	4	5
Accumulated deficit	(19,897)	(15,903)
Accumulated other comprehensive loss	(1,774)	(1,131)
Total stockholders' equity	322,627	283,114
Non-controlling interest	40,464	45,196
Total equity	363,091	328,310
Total liabilities and equity	$867,030	$672,728

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of (Loss) Income

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Product sales	$264,307	$194,606	$430,587	$320,690
Services revenue	2,675	26,028	23,173	48,380
Total net sales	266,982	220,634	453,760	369,070
Cost of products sold	217,469	167,845	352,248	275,909
Cost of services	7,329	17,889	27,174	33,531
Total cost of sales	224,798	185,734	379,422	309,440
Gross profit	42,184	34,900	74,338	59,630
Operating expenses
General and administrative expenses	38,492	24,450	70,182	44,988
Contingent note revaluations gain	—	1,460	—	780
Operating income	3,692	8,990	4,156	13,862
Interest expense, net	(5,967)	(2,242)	(10,671)	(4,179)
Foreign currency gain (loss), net	52	49	125	(73)
Other income, net	324	2	689	15
Total other expense, net	(5,591)	(2,191)	(9,857)	(4,237)
Pretax net (loss) income	(1,899)	6,799	(5,701)	9,625
Income tax (expense) benefit	(61)	(881)	1,108	(1,381)
Net (loss) income	(1,960)	5,918	(4,593)	8,244
Net (loss) income attributable to non-controlling interest	(69)	2,103	(599)	2,818
Net (loss) income attributable to PetIQ, Inc.	$(1,891)	$3,815	$(3,994)	$5,426
Net (loss) income per share attributable to PetIQ, Inc. Class A common stock
Basic	$(0.08)	$0.17	$(0.17)	$0.25
Diluted	$(0.08)	$0.17	$(0.17)	$0.24
Weighted Average shares of Class A common stock outstanding
Basic	24,425	22,365	24,077	22,087
Diluted	24,425	22,597	24,077	22,284

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in 000’s)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income	$(1,960)	$5,918	$(4,593)	$8,244
Foreign currency translation adjustment	(104)	(526)	(678)	(27)
Comprehensive (loss) income	(2,064)	5,392	(5,271)	8,217
Comprehensive (loss) income attributable to non-controlling interest	(71)	1,998	(694)	2,806
Comprehensive (loss) income attributable to PetIQ	$(1,993)	$3,394	$(4,577)	$5,411

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(4,593)	$8,244
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	11,797	6,056
Gain on disposition of property, plant, and equipment	(369)	(62)
Stock based compensation expense	4,402	3,146
Deferred tax adjustment	(1,109)	1,638
Contingent note revaluation	—	780
Other non-cash activity	65	56
Changes in assets and liabilities
Accounts receivable	(74,138)	(40,218)
Inventories	(31,627)	(6,294)
Other assets	(1,073)	1,250
Accounts payable	39,528	6,656
Accrued wages payable	1,847	1,407
Other accrued expenses	12,766	(717)
Net cash used in operating activities	(42,504)	(18,058)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	429	69
Purchase of property, plant, and equipment	(10,425)	(1,730)
Net cash used in investing activities	(9,996)	(1,661)
Cash flows from financing activities
Proceeds from issuance of convertible notes - liability component	90,465	—
Proceeds from issuance of convertible notes - equity component	53,285	—
Payment for Capped Call options	(14,821)	—
Proceeds from issuance of long-term debt	457,200	323,144
Principal payments on long-term debt	(438,874)	(331,856)
Payment of financing fees on Convertible Notes	(5,819)	—
Tax distributions to LLC Owners	(46)	(1,378)
Principal payments on finance lease obligations	(761)	(737)
Payment of deferred financing fees and debt discount	(275)	(50)
Tax withholding payments on Restricted Stock Units	(186)	—
Exercise of options to purchase class A common stock	2,171	798
Net cash provided by (used in) financing activities	142,339	(10,079)
Net change in cash and cash equivalents	89,839	(29,798)
Effect of exchange rate changes on cash and cash equivalents	(88)	2
Cash and cash equivalents, beginning of period	27,272	66,360
Cash and cash equivalents, end of period	$117,023	$36,564

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Six Months Ended June 30,
Supplemental cash flow information	2020	2019
Interest paid	$8,106	$4,454
Net change in property, plant, and equipment acquired through accounts payable	(160)	(164)
Finance lease additions	381	315
Net change of deferred tax asset from step-up in basis	5,786	6,093
Income taxes paid, net of refunds	(46)	197
Accrued tax distribution	310	1,054

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended June 30, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - March 31, 2020	$(18,006)	$(1,655)	24,318	$24	4,049	$4	$312,874	$38,262	$331,503
Exchange of LLC Interests held by LLC Owners	—	(17)	279	—	(279)	—	2,067	(2,050)	—
Equity component of Convertible Notes, net of offering costs and tax	—	—	—	—	—	—	36,597	6,519	43,116
Payment for capped call share options	—	—	—	—	—	—	(12,580)	(2,241)	(14,821)
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	2,585	—	2,585
Accrued tax distributions	—	—	—	—	—	—	—	(206)	(206)
Other comprehensive income	—	(102)	—	—	—	—	—	(2)	(104)
Stock based compensation expense	—	—	—	—	—	—	1,594	250	1,844
Exercise of Options to purchase Common Stock	—	—	54	—	—	—	1,169	—	1,169
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	7	—	—	—	(37)	—	(37)
Net loss	(1,891)	—	—	—	—	—	—	(69)	(1,960)
Balance - June 30, 2020	$(19,897)	$(1,774)	24,658	$24	3,770	$4	$344,270	$40,464	$363,091

	Six months ended June 30, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	(60)	982	1	(982)	(1)	8,732	(8,672)	—
Equity component of Convertible Notes, net of offering costs and tax	—	—	—	—	—	—	36,597	6,519	43,116
Payment for capped call share options	—	—	—	—	—	—	(12,580)	(2,241)	(14,821)
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	5,786	—	5,786
Accrued tax distributions	—	—	—	—	—	—	—	(310)	(310)
Other comprehensive income	—	(583)	—	—	—	—	—	(95)	(678)
Stock based compensation expense	—	—	—	—	—	—	3,736	666	4,402
Exercise of Options to purchase Common Stock	—	—	100	—	—	—	2,171	—	2,171
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	22	—	—	—	(292)	—	(292)
Net loss	(3,994)	—	—	—	—	—	—	(599)	(4,593)
Balance - June 30, 2020	$(19,897)	$(1,774)	24,658	$24	3,770	$4	$344,270	$40,464	$363,091

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity (continued)

(Unaudited, in 000’s)

	Three months ended June 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - March 31, 2019	$(2,839)	$(941)	22,157	$22	6,028	$6	$271,916	$60,418	$328,582
Exchange of LLC Interests held by Continuing LLC Owners	—	35	566	—	(566)	1	5,759	(5,794)	—

Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	2,955	—	2,955
Accrued tax distributions	—	—	-	—	—	—	—	(797)	(797)
Other comprehensive loss	—	(421)	—	—	—	—	-	(105)	(526)
Stock based compensation expense	—	—	—	—	—	—	1,230	332	1,562
Exercise of Options to purchase Common Stock	—	—	22	—	—	—	483	—	483
Issuance of stock for vesting of RSU's	—	—	5	—	—	—	—	—	—
Net income	3,815	—	—	—	—	—	—	2,103	5,918
Balance - June 30, 2019	$976	$(1,327)	22,750	$22	5,462	$7	$282,343	$56,157	$338,177

	Six months ended June 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2019	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by Continuing LLC Owners	—	4	1,085	—	(1,085)	—	10,808	(10,812)	—

Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	6,093	—	6,093
Accrued tax distributions	—	—	-	—	—	—	—	(1,054)	(1,054)
Other comprehensive loss	—	(15)	—	—	—	—	—	(12)	(27)
Stock based compensation expense	—	—	—	—	—	—	2,425	721	3,146
Exercise of Options to purchase Common Stock	—	—	38	—	—	—	798	—	798
Issuance of stock for vesting of RSU's	—	—	7	—	—	—	—	—	—
Net income	5,426	—	—	—	—	—	—	2,818	8,244
Balance - June 30, 2019	$976	$(1,327)	22,750	$22	5,462	$7	$282,343	$56,157	$338,177

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

The condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto included in most recent annual report and filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 11, 2020. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment and intangible assets; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of assets and liabilities in connection with acquisitions, the valuation of deferred tax assets, the valuation of inventories, liability and equity allocation of convertible notes, and reserves for legal contingencies.

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

A portion of the purchase price for the acquisition of VIP, (the “VIP Acquisition”) was structured in the form of Contingent Notes (the “Contingent Notes”) that vested based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019.  The combined Company EBITDA targets were met for each year end, and as such the Contingent Notes were earned.  As such, the portion of the liability as it relates to each Contingent Note became fixed as of December 31, 2019 and 2018, and are carried at cost, which approximates fair value as the stated interest rate is consistent with current market rates. See Note 2 – “Business Combinations” for more information regarding the VIP Acquisition.

The Contingent Notes are included in long-term debt in the accompanying consolidated balance sheets. The Contingent Notes began bearing interest at a fixed rate of 6.75% once they were earned, with the balance payable in July of 2023.

The following table summarizes the Level 3 activity related to the Contingent Notes for the six months ended June 30, 2019:

$'s in 000's
Balance at beginning of the period	$2,680
Change in fair value of contingent consideration	780
Balance at the end of the period	$3,460

On May 19, 2020, the Company issued $143.8 million aggregate principal amount of Convertible Senior Notes due 2026 (the “Notes”). The fair value of the Notes was $194.4 million as of June 30, 2020. The estimated fair value of Notes is based on market rates and the closing trading price of the Notes as of June 30, 2020 and is classified as Level 2 in the fair value hierarchy. As of June 30, the if-converted value of the Convertible notes did not exceed the principal amount. See “Note 5 – Debt” for more information about the Notes.

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

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers.

Accounts receivable consists of the following as of:

$'s in 000's	June 30, 2020	December 31, 2019
Trade receivables	$140,002	$67,551
Other receivables	5,895	4,257
	145,897	71,808
Less: Allowance for doubtful accounts	(574)	(431)
Total accounts receivable, net	$145,323	$71,377

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

$'s in 000's	June 30, 2020	December 31, 2019
Raw materials	$12,929	$10,675
Work in progress	1,782	1,717
Finished goods	96,589	67,311
Total inventories	$111,300	$79,703

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

Computer equipment and software	3 years
Vehicle and vehicle accessories	3-5 years
Buildings	33 years
Equipment	2-15 years
Leasehold improvements	2-15 years
Furniture and fixtures	5-10 years

Convertible Debt

We separately account for the liability and equity components of convertible debt instruments that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. We recognize amortization of the resulting discount using the effective interest method as interest expense in our consolidated statements of operations. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We have allocated issuance costs relating to the Notes incurred to the liability and equity component. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital. Simultaneously, with the issuance of the Notes, we bought capped call options from certain financial institutions to minimize the impact of potential dilution of our Class A common stock upon conversion of the Notes. The premium for the capped call options was recorded as additional paid-in capital in our consolidated balance sheets as the options are settleable in our Class A common stock.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2020.

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

Contract balances

Contract asset and liability balances as of June 30, 2020 and December 31, 2019 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $0.9 million and $1.9 million for three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Advertising costs were $3.3 million and $5.8 million for the three and six months ended June 30, 2020, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2019, respectively.

Collaboration Agreements

On July 8, 2019, the Company, through Opco, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). In connection with the closing, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. The Company may make up to $20.6 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the Consolidated Statements of (Loss) Income. No costs were incurred during the six months ended June 30, 2020 or 2019.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of (loss) income represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and limited liability company interests in Holdco, based on the portion of the LLC Interests owned by holders of Class B common stock and limited liability company interests in Holdco. As of June 30, 2020 and December 31, 2019 the non-controlling interest was approximately 13.3% and 16.8%, respectively.

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

In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. The final rule modifies the significance test required in SEC Regulation S-X, Rule 1-02(w) by raising the significance threshold for reporting dispositions of a business from 10% to 20% and by modifying the calculation of the investment and income tests. The Company has early adopted these modifications, which are effective for fiscal years starting after December 31, 2020 with early adoption permitted.

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

The definite-lived intangibles primarily relate to trademarks, customer relationships, developed technology and know-how and in-process research and development intangibles. The $14.5 million represents the fair value and will be amortized over the estimated useful lives of the assets through June 2039. Amortization expense for these definite-lived intangible assets for the three and six months ended June 30, 2020 was $0.6 million and $1.2 million, respectively.

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

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the Perrigo Animal Health Acquisition and related financing activities had occurred on January 1, 2019. Additionally the share count utilized and Net (loss) income do not account for non-controlling interests. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the Perrigo Animal Health Acquisition been effected on the assumed date and are not intended to be a projection of future results: Pro forma results for the three and six months ended June 30, 2019:

($'s in 000's, except per share data)	3 months	Six months
Net sales	$242,982	$410,987
Net income	$5,112	$6,748

Earnings per share:
Basic	$0.23	$0.31
Diluted	$0.23	$0.30

For the six months ended June 30, 2020, the acquired business had Product sales of $58.6 million and pre-tax net income of $19.9 million and are included in the Condensed Consolidated Statements of (Loss) Income. For the three months ended June 30, 2020, the acquired business had Product sales of $34.8 million and pre-tax net income of $13.0 million and are included in the Condensed Consolidated Statements of (Loss) Income.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	June 30, 2020	December 31, 2019
Leasehold improvements	$17,375	$15,517
Equipment	23,808	23,138
Vehicles and accessories	5,951	6,007
Computer equipment and software	10,062	8,070
Buildings	10,082	10,050
Furniture and fixtures	2,083	1,836
Land	7,067	4,557
Construction in progress	6,718	3,392
	83,146	72,567
Less accumulated depreciation	(25,675)	(20,042)
Total property, plant, and equipment	$57,471	$52,525

Depreciation expense related to these assets was $3.0 million and $5.9 million for the three and six months ended June 30, 2020, respectively, and $1.5 million and $3.2 million for the three and six months ended June 30, 2019, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	June 30, 2020	December 31, 2019
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	89,160	89,232
Patents and processes	5-10 years	4,810	4,928
Brand names	5-15 years	14,962	15,019
Total amortizable intangibles		109,282	109,529
Less accumulated amortization		(17,405)	(13,058)
Total net amortizable intangibles		91,877	96,471
Non-amortizable intangibles
Trademarks and other		18,016	18,016
In-process research and development		5,469	5,469
Intangible assets, net of accumulated amortization		$115,362	$119,956

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended June 30, 2020 and 2019 was $2.3 million and $1.3 million, respectively, and $4.5 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2020	$4,479
2021	8,950
2022	9,151
2023	8,793
2024	6,787
Thereafter	53,717

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2019 to June 30, 2020:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2019	77,765	47,264	125,029
Foreign currency translation	178	—	178
Acquisitions	105,838	—	105,838
Goodwill as of December 31, 2019	183,781	47,264	231,045
Foreign currency translation	(387)	—	(387)
Goodwill as of June 30, 2020	$183,394	$47,264	$230,658

Note 5 – Debt

Convertible Notes

On May 19, 2020, the Company issued $143.8 million in aggregate principal amount of 4.00% Convertible Senior Notes pursuant to the indenture (the “Indenture”), dated as of May 19, 2020. The total net proceeds from the Notes offering, after deducting debt issuance costs paid or payable by us, was $137.9 million. The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2026, unless earlier repurchased, redeemed or converted. Before January 15, 2026, holders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 15, 2026, holders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at its election. The initial conversion rate is 33.7268 shares of Class A common stock per $1,000 principal amount of Notes. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any Notes will constitute a Make-Whole Fundamental Change with respect to such Notes, which will result in an increase to the conversion rate if such Notes are converted after they are called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. The Notes contain customary events of default.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 13%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The amount of the equity component representing the conversion option was $53.3 million and was determined by deducting the fair value of the liablity component from the par value of the Notes. The excess of the principal amount of the liablity component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual terms of the Notes.

The fair value of the Notes was $194.4 million as of June 30, 2020. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of June 30, 2020 and is classified as Level 2 in the fair value hierarchy. As of June 30, the if-converted value of the Notes did not exceed the principal amount.

The net carrying amount of the liability component of the Notes was as follows:

($'s in 000's)	June 30, 2020
Par value of the Notes	$143,750
Unamortized debt discount	(52,595)
Unamortized debt issuance costs	(3,615)
Net carrying amount	$87,540

The net carrying amount of the equity component of the Notes was as follows:

($'s in 000's)	June 30, 2020
Proceeds allocated to the conversion option	$53,285
Deferred tax affect	(8,011)
Issuance costs	(2,158)
Net carrying amount	$43,116

The following table sets forth the interest expense recognized related to the Notes:

For the Three Months Ended
June 30, 2020
($'s in 000's)
Contractual interest expense	$671
Amortization of debt issuance costs	689
Amortization of debt discount	47
Total	$1,407
Effective interest rate of the liability component	13.0%

Capped Call Transactions

On May 14, 2020 and May 19, 2020, the Company entered into capped call transactions (the “Capped Call Transactions”) with two counterparties (the “Option Counterparties”). The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to the Notes, the underlying shares of Class A common stock and are intended to reduce, subject to a limit, the potential dilution with respect to the Class A common stock upon conversion of the Notes. The cap price of the Capped Call Transactions is $41.51 per share of Class A common stock, and is subject to certain adjustments under the terms of the Capped Call Transactions.

The Company paid approximately $14.8 million for the Capped Call Transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Notes. The capped call is expected to be tax deductible as the Company elected to integrate the capped call into the Notes for tax purposes. The tax effect on the equity component of the Convertible Notes of $8.0 million was recorded through additional paid-in capital.

A&R Credit Agreement

The Company amended the existing revolving credit agreement of Opco and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”) on July 8, 2019. The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $125 million that matures on July 8, 2024. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.  On May 14, 2020, the Company amended the Amended Revolving Credit Agreement to allow for the Notes described above.  Additionally the amendment instituted a Eurodollar floor of 1% to the agreement.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of June 30, 2020, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of June 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of June 30, 2020, $30.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 2.3% at June 30, 2020.

A&R Term Loan Credit Agreement

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of June 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million and the Contingent Notes. As of June 30, 2020, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, have a collective balance of $27.5 million and require quarterly interest payments of 6.75% with the balance payable July 17, 2023. The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2020	December 31, 2019
Convertible Notes	$143,750	$—
Term loans	218,350	220,000
Revolving credit facility	30,000	10,000
Mortgage	1,789	1,812
Notes Payable - VIP Acquisition	27,500	27,500
Net discount on debt and deferred financing fees	(61,345)	(5,688)
	$360,044	$253,624
Less current maturities of long-term debt	(2,249)	(2,248)
Total long-term debt	$357,795	$251,376

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of June 30, 2020, are as follows:

($'s in 000's)
Remainder of 2020	$1,124
2021	2,250
2022	2,253
2023	29,755
2024	2,257
Thereafter	383,750

The Company incurred debt issuance costs of $0.3 million related to the A&R Credit Agreement during the three and six months ended June 30, 2020. The Company incurred debt issuance costs of $0.1 million related to the A&R Credit Agreement and zero related to the Term Loan during the six months ended June 30, 2019.

The Company incurred debt issuance costs of $5.8 million in May 2020. In accourdance with FASB ASC 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. $2.2 million of issuance costs were recorded as additional paid-in capital and such amounts are not subject to amortization. The remaining issuance costs of $3.7 million are recorded as debt issuance costs in the net carrying value of the Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Notes and is included in interest expense, net on the condensed consolidated statements of operations. Future amortization expense for our debt discount and debt issuance costs for the the term of the Convertible Notes is as follows:

($'s in 000's)	Debt Discounts	Debt Issuance Costs
Remainder of 2020	$2,544	$175
2021	6,689	460
2022	7,602	522
2023	8,640	594
2024	9,820	675
Thereafter	17,300	1,189

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

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$391	$411	$782	$701
Interest on lease liabilities	77	59	159	109
Operating lease cost	1,279	961	3,110	1,871
Variable lease cost(1)	78	115	253	187
Short-term lease cost	14	5	19	19
Sublease income	(226)	—	(452)	—
Total lease cost	$1,613	$1,551	$3,871	$2,887

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.65	5.15
Finance leases	2.59	2.73
Weighted-average discount rate
Operating leases	5.3%	5.3%
Finance leases	5.8%	5.7%

Annual future commitments under non-cancelable leases as of June 30, 2020, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2020	$2,983	$815
2021	5,232	1,412
2022	4,926	1,222
2023	4,134	1,196
2024	2,609	150
Thereafter	2,998	21
Total minimum future obligations	$22,882	$4,816
Less interest	(2,613)	(370)
Present value of net future minimum obligations	20,269	4,446
Less current lease obligations	(4,717)	(1,606)
Long-term lease obligations	$15,552	$2,840

Supplemental cash flow information:

	Six Months Ended	Six Months Ended
$'s in 000's	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$159	$109
Operating cash flows from operating leases	3,058	1,800
Financing cash flows from finance leases	761	737
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	2,106	1,566
Finance leases	381	315

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

Our effective tax rate (ETR) from continuing operations was (3.2)% and 19.5% for the three and six months ended June 30, 2020, respectively, and 13.0% and 14.3% for the three and six months ended June 30, 2019, respectively, including discrete items. Income tax expense for the three and six months ended June 30, 2020 and 2019 was different than the U.S federal statutory income tax rate of 21% primarily due to the effect of state taxes, foreign GILTI income inclusion and various permanent tax differences which are offset partially by the impact of the non-controlling interest income that is not taxable.

The Company has assessed the realizability of the net deferred tax assets as of June 30, 2020 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of certain carryforwards. The Company believes that there will be sufficient taxable income in the future that the Company’s deferred tax assets will be realized except for the following. The Company has a valuation allowance for certain deferred tax assets of $0.1 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively. It is possible that some or all of the remaining deferred tax assets could ultimately not be realized in the future if our operations are not able to generate sufficient taxable income. Therefore, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period in which the allowance is recognized and would adversely affect our results of operations.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the three and six months ended June 30, 2020, the Company made cash distributions of $0.03 million and $0.05 million, respectively. In the three and six months ended June 30, 2019, the Company made cash distributions of $1 thousand and $1.4 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. During the three and six months ended June 30, 2020, the Company accrued distributions of $0.2 million and $0.3 million, respectively, and during the three and six months ended June 30, 2019, the Company accrued $0.8 million and $1.1 million, respectively.

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

Note 8 – Earnings per Share

Basic and Diluted (Loss) Earnings per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net (loss) income available to PetIQ by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to PetIQ by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. We use the ‘if-converted’ method for calculating any potential dilutive effect of the Notes on diluted earnings per share, subject to meeting the criteria for using the treasury stock method in future periods.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
(in 000's, except for per share amounts)	2020	2019	2020	2019
Numerator:
Net (loss) income	$(1,960)	$5,918	$(4,593)	$8,244
Less: net (loss) income attributable to non-controlling interests	(69)	2,103	(599)	2,818
Net (loss) income attributable to PetIQ, Inc. — basic and diluted	(1,891)	3,815	(3,994)	5,426
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	24,425	22,365	24,077	22,087
Dilutive effects of stock options that are convertible into Class A common stock	—	215	—	188
Dilutive effect of RSUs	—	17	—	9
Dilutive effect for conversion of Notes	—	—	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	24,425	22,597	24,077	22,284

(Loss) earnings per share of Class A common stock — basic	$(0.08)	$0.17	$(0.17)	$0.25
(Loss) earnings per share of Class A common stock — diluted	$(0.08)	$0.17	$(0.17)	$0.24

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three and six months ended June 30, 2020 and 2019, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method, respectively.

Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the three and six months ended June 30, 2020, as they have been determined to be anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2019, 1,180 thousand and 1,550 thousand, respectively, stock options and restricted stock units have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of June 30, 2020, 1,294 thousand shares were available for issuance under the Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provided for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of June 30, 2020, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.3 million and $3.5 million for the three and six months ended June 30, 2020, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2019, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.91%	35.00%
Risk-free interest rate (3)	0.72%	2.74%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended June 30, 2020 was $6.70 per option. At June 30, 2020, total unrecognized compensation cost related to unvested stock options was $11.9 million and is expected to be recognized over a weighted-average period of 2.5 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at December 31, 2019	2,072	$24.63	$6,266	8.0
Granted	482	19.49
Exercised	(100)	21.61
Forfeited	(13)	22.98
Outstanding at June 30, 2020	2,441	$23.75	$27,345	7.7
Options exercisable at June 30, 2020	841

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At June 30, 2020, total unrecognized compensation cost related to unvested RSUs was $7.0 million and is expected to vest over a weighted average 3.2 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2020.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at December 31, 2019	133	$28.85
Granted	245	19.49
Settled	(30)	27.32
Forfeited	(1)	32.53
Nonvested RSUs at June 30, 2020	347	$22.38

Note 10 – Stockholders’ Equity

Exchanges

During the six months ended June 30, 2020 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 982 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2019	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation adjustments	—	122	122
Exchange transactions	(982)	982	—
As of June 30, 2020	3,770	24,658	28,428	13.3%	86.7%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three and six months ended June 30, 2020 the Company owned a weighted average of 86.0% and 84.9% of Holdco, respectively.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three and six months ended June 30, 2020 three customers individually accounted for more than 10% of sales, comprising 54% and 51% of net sales, respectively for such periods. During the three and six months ended June 30, 2019 two customers individually accounted for more than 10% of sales, together comprising 34% of net sales in both such periods.

At June 30, 2020 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 51% of outstanding trade receivables, net. At December 31, 2019 two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 61% of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

On April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On June 29, 2020, the 9th Circuit Court of Appeals issued an opinion affirming the dismissal of Med Vets’ merger challenge. The Plaintiffs have filed for an en banc hearing. As no impact to the Company is considered probable or estimable, no litigation reserve has been accrued.

The Company has a supplier who has alleged PetIQ has breached its supply agreement due to the acquisition of Perrigo Animal Health.  During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (“Agreement”). The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1 million per quarter thereafter. The Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company has estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The Agreement will allow the Company to manufacture and distribute products out of the Omaha facility (versus previously purchasing them from the supplier), thereby directly benefitting from Omaha’s product manufacturing process and improving company profitability. The remainder of the obligation is considered to be a payment to settle the alledged breech of the supply agreement, and as it represents circumstances that existed at June 30, 2020, the Company has accrued the amount as settlement expense included in general and aministrative expenses on the condensed consolidated statement of operations and the related liability as an ather accrued expenses and other non-current liability on the condensed consolidated balance sheet.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at June 30, 2020 and December 31, 2019 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

Commitments

During the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The Acquisition was completed on July 31, 2020, using cash on hand as a result of the issuance of the Notes in May 2020.

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
June 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$264,307	$2,675	$—	$266,982
Adjusted EBITDA	41,851	1,112	(14,657)	28,306
Depreciation expense	1,167	890	926	2,983
Capital expenditures	3,593	940	817	5,350

$'s in 000's			Unallocated
June 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$194,606	$26,028	$—	$220,634
Adjusted EBITDA	21,156	6,804	(7,130)	20,831
Depreciation expense	429	520	579	1,529
Capital expenditures	$812	$25	$11	$848

Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's			Unallocated
June 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$430,587	$23,173	$—	$453,760
Adjusted EBITDA	66,130	3,101	(26,467)	42,764
Depreciation expense	2,484	1,737	1,635	5,856
Capital expenditures	5,266	3,773	1,386	10,425

$'s in 000's			Unallocated
June 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$320,690	$48,380	$—	$369,070
Adjusted EBITDA	34,712	12,081	(15,091)	31,703
Depreciation expense	982	1,045	1,156	3,183
Capital expenditures	1,258	306	166	1,730

The following table reconciles Segment Adjusted EBITDA to Net (loss) income for the periods presented.

	For the three months ended		For the six months ended
$'s in 000's	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted EBITDA:
Product	$41,851	$21,156	$66,130	$34,712
Services	1,112	6,804	3,101	12,081
Unallocated Corporate	(14,657)	(7,130)	(26,467)	(15,091)
Total Consolidated	28,306	20,831	42,764	31,703
Adjustments:
Depreciation	(2,983)	(1,529)	(5,856)	(3,183)
Amortization	(2,250)	(1,278)	(4,492)	(2,557)
Interest	(5,967)	(2,242)	(10,671)	(4,179)
Acquisition costs(1)	(146)	(2,889)	(732)	(3,465)
Stock based compensation expense	(1,844)	(1,602)	(4,402)	(3,146)
Non same-store revenue(2)	953	2,155	3,235	3,671
Non same-store costs(2)	(3,698)	(4,045)	(10,098)	(7,296)
Fair value adjustment of contingent note(3)	—	(1,460)	—	(780)
Integration costs and costs of discontinued clinics(4)	(8,850)	(1,142)	(9,304)	(1,142)
Clinic launch expenses(5)	(603)	—	(1,279)	—
Litigation expenses	(384)	—	(433)	—
COVID-19 related costs(6)	(4,433)	—	(4,433)	—
Pretax net (loss) income	$(1,899)	$6,799	$(5,701)	$9,625
Income tax benefit (expense)	(61)	(881)	1,108	(1,381)
Net (loss) income	$(1,960)	$5,918	$(4,593)	$8,244

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to Fair value.
(4)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the Corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(5)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(6)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Supplemental geographic disclosures are below.

	Six months ended June 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$428,332	$2,255	$430,587
Service revenue	23,173	—	23,173
Total net sales	$451,505	$2,255	$453,760

	Six months ended June 30, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$317,445	$3,245	$320,690
Service revenue	48,380	—	48,380
Total net sales	$365,825	$3,245	$369,070

	Three months ended June 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$263,260	$1,047	$264,307
Service revenue	2,675	—	2,675
Total net sales	$265,935	$1,047	$266,982

	Three months ended June 30, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$192,994	$1,612	$194,606
Service revenue	26,028	—	26,028
Total net sales	$219,022	$1,612	$220,634

Property, plant, and equipment by geographic location is below.

	June 30, 2020	December 31, 2019
United States	$56,221	$51,397
Europe	1,250	1,128
Total	$57,471	$52,525

Note 15 – Related Parties

As discussed in Note 7– Income taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations. At June 30, 2020, and December 31, 2019, the Company had accrued $0.7 million and $0.4 million, respectively, for estimated tax distributions, which are included in accounts payable on the consolidated balance sheets.

As discussed in Note 5– “Debt,” the Company has notes payable to the sellers of VIP, who are significant shareholders of the Company, of $27.5 million in aggregate as of June 30, 2020 and December 31, 2019. The Company had $0.5 million in accrued interest on these notes as of June 30, 2020 and no accrued interest on these notes as of December 31, 2019. The Company paid $0.7 million in the three months ended June 30, 2020 and paid $0.7 million of interest in the six months ended June 30, 2020, respectively and paid $0.3 million and $0.7 million of interest in the three and six months ended June 30, 2019, respectively.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $0.1 million and $0.2 million in the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million in the three and six months ended June 30, 2019, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $0 million and $0.3 million for the three and six months ended June 30, 2020 and $0 million and $0.1 million for the three and six months ended June 30, 2019. Mr. Chris Christensen was paid a commission of approximately $0 thousand and $18 thousand for the three and six months ended June 30, 2020, respectively, and $0 thousand and $7 thousand for the three and six months ended June 30, 2019, respectively, for the sale of such insurance policies to the Company.

In April 2020, the Company purchased a parcel of land for $2.5 million. The broker for the Company was Colliers International, and the agent was Mike Christensen, the brother of CEO McCord Christensen. Total commission paid to Colliers was approximately $75 thousand.

Note 16 – Subsequent events

On July 31, 2020, the Company closed the Capstar Acquisition. See “Note 13.”

On July 9, 2020, the Company entered into the Agreement. See “Note 13.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2019 and related notes included in the annual report for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We made the strategic and difficult decision to temporarily close all of our veterinarian service clinics effective March 20, 2020 to protect the health and safety of our employees, customers and retail partners. We began reopen veterinary service locations in May 2020 and will continue the reopening, with 95% of wellness centers and mobile clinics expected to be resumed by September 30, 2020. This effort required developing a number of protocols, including curbside service at some locations, procurement of personal protective equipment, training of team members, and more to facilitate our ability to re-open. The Company has determined that veterinary services are an essential business, and as such the Company does not expect an additional large scale disruption once it resumes activites.

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

Our Products segment has remained in operation at our main three facilities in Springville, Utah, Omaha, Nebraska, and Daytona Beach, Florida, as well as our contract manufacturing partner in Plano, Texas. We have implemented a variety of policies and procedures to ensure the health and safety of our workforce, including staggering break times, adding additional shifts to enhance social distancing, enhancing sanitation procedures, providing personal protective equipment to employees, and requiring social distancing. We also provided a $2 an hour temporary wage increase for our production employees during the three months ended June 30, 2020.

Our corporate and administrative personnel have been fully functional since we closed various administrative offices to employees and the general public, and implemented enhanced social distancing and work-from-home policies. A number of employees returned to these offices during the three months ended June 30, 2020, however a number of employees remain working remotely. We expect to continually review and adjust to local health conditions for the various jurisdictions in which we operate.

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

Recent Developments

During the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The Acquisition was completed on July 31, 2020, using cash on hand as a result of the Company’s 4.00% Senior Convertible Notes due 2026 (the “Notes”) in May 2020. See “Description of Indebtedness.”

Results of Operations

The following tables set forth our consolidated statements of income in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Product sales	$264,307	$194,606	99.0%	88.2%
Services revenue	2,675	26,028	1.0%	11.8%
Total net sales	266,982	220,634	100.0%	100.0%
Cost of products sold	217,469	167,845	81.5%	76.1%
Cost of services	7,329	17,889	2.7%	8.1%
Total cost of sales	224,798	185,734	84.2%	84.2%
Gross profit	42,184	34,900	15.8%	15.8%
General and administrative expenses	38,492	24,450	14.4%	11.1%
Contingent note revaluations loss	—	1,460	—%	0.7%
Operating income	3,692	8,990	1.4%	4.1%
Interest expense, net	(5,967)	(2,242)	(2.2)%	(1.0)%
Foreign currency loss, net	52	49	0.0%	0.0%
Other income, net	324	2	0.1%	0.0%
Total other expense, net	(5,591)	(2,191)	(2.1)%	(1.0)%
Pretax net (loss) income	(1,899)	6,799	(0.7)%	3.1%
Provision for income taxes	(61)	(881)	(0.0)%	(0.4)%
Net (loss) income	$(1,960)	$5,918	(0.7)%	2.7%

	For the Six Months Ended		% of Net Sales
$'s in 000's	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Product sales	$430,587	$320,690	94.9%	86.9%
Service revenue	23,173	48,380	5.1%	13.1%
Total net sales	453,760	369,070	100.0%	100.0%
Cost of products sold	352,248	275,909	77.6%	74.8%
Cost of services	27,174	33,531	6.0%	9.1%
Total cost of sales	379,422	309,440	83.6%	83.8%
Gross profit	74,338	59,630	16.4%	16.2%
General and administrative expenses	70,182	44,988	15.5%	12.2%
Contingent note revaluation loss	—	780	—%	0.2%
Operating income	4,156	13,862	0.9%	3.8%
Interest expense, net	(10,671)	(4,179)	(2.4)%	(1.1)%
Foreign currency (loss) gain, net	125	(73)	0.0%	(0.0)%
Other income (expense), net	689	15	0.2%	0.0%
Total other expense, net	(9,857)	(4,237)	(2.2)%	(1.1)%
Pretax net income	(5,701)	9,625	(1.3)%	2.6%
Benefit (provision) for income taxes	1,108	(1,381)	0.2%	(0.4)%
Net (loss) income	$(4,593)	$8,244	(1.0)%	2.2%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended		For the six months ended
$'s in 000's	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Services segment sales:
Same-store sales	$1,722	$23,873	$19,938	$44,709
Non same-store sales	953	2,155	3,235	3,671
Net services segment sales	2,675	26,028	23,173	48,380
Products segment sales	264,307	194,606	430,587	320,690
Total net sales	266,982	220,634	453,760	369,070

Adjusted EBITDA
Products	41,851	21,156	66,130	34,712
Services	1,112	6,804	3,101	12,081
Unallocated Corporate	(14,657)	(7,130)	(26,467)	(15,091)
Total Adjusted EBITDA	$28,306	$20,831	$42,764	$31,703

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

Net sales

Consolidated Net Sales

Consolidated net sales increased $46.4 million, or 21%, to $267.0 for the three months ended June 30, 2020, compared to $220.6 million for the three months ended June 30, 2019. This increase was driven by the expansion of manufactured items as a result of the Perrigo Animal Health Acquisition, other growth in the Products segment related to distributed products driven by online retailers, offset by declining sales in the Services segment due to COVID-19 related closures.

Products Segment

Product sales increased $69.7 million, or 36%, to $264.3 million for the three months ended June 30, 2020, compared to $194.6 million for the three months ended June 30, 2019. This increase was driven by accelerated growth in manufactured products led by those produced in our Omaha facility and by velocity growth within current customers of distributed products led by online retailers.

Services Segment

Service revenue decreased $23.3 million, or 90%, from $26.0 million to $2.7 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Same-store sales decreased $22.2 million, or 93%, to $1.7 million for the three months ended June 30, 2020, compared to $23.9 million for the three months ended June 30, 2019. The decrease in same-store sales was driven by COVID-19 related closures. Non same-store sales decreased $1.2 million or 56%, to $1.0 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019. The decrease in non same-store sales was a result of opening 80 additional wellness centers in the 2019 period, as well as the maturation of clinics opened in the past six trailing quarters, offset by the permanent closure of 15 wellness centers in the non-same store sales base and COVID-19 related closures.

Gross profit

Gross profit increased by $7.3 million, or 21%, to $42.2 million for the three months ended June 30, 2020, compared to $34.9 million for the three months ended June 30, 2019. This increase is due to the significant Products sales growth, and particularly in products manufactured in our Omaha Nebraska facility, which carry a higher margin than our distributed product sales.

Gross margin remained consistent at 15.8% for the three months ended June 30, 2020 and 2019, driven by product sales growth primarily in higher margin items, offset by service closures while still incurring costs.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $14.0 million, or 57%, to $38.5 million for the three months ended June 30, 2020, compared to $24.5 million for the three months ended June 30, 2019. As a percentage of net sales, G&A increased from 11.1% for the three months ended June 30, 2019 to 14.4% for the second quarter of 2020, primarily driven by a $7.8 million contract termination cost, costs related to the addition of overhead to support the Omaha facilities, and general growth in corporate services.

Products Segment

Products segment G&A increased $0.4 million or 6% to $7.0 million for the three months ended June 30, 2020, compared to $6.7 million for the three months ended June 30, 2019. This increase was driven by acquisitions, resulting in approximately $3.2 million in G&A costs related to the acquired Perrigo Animal Health business, primarily selling and distribution expenses, offset by decreases of certain infrequent costs, such as a advertising sponsorship that was deferred due to COVID-19, and certain employee onboarding costs in 2019 that did not recur.

Services Segment

Services segment G&A decreased $1.2 million, or 33%, to $2.5 million for the three months ended June 30, 2020, compared to $3.7 million for the three months ended June 30, 2019. This decrease was driven by COVID-19 related closures that reduced variable costs such as labor, host fees, and bank charges, as well as a payroll tax credit offsetting certain wages.

Unallocated Corporate

Unallocated corporate G&A increased $14.8 million, or 105%, to $28.9 million for the three months ended June 30, 2020, from $14.1 million for the three months ended June 30, 2019. The increase was related to the following:

◾	Increased corporate marketing efforts for approximately $2.8 million;
◾	Additional corporate compensation (both stock compensation and wages/bonus) of approximately $2.8 million;
◾	Increased professional fees, primarily related to the increased size of the Company, as well as non-recurring acquisition costs, integration costs, and litigation;
◾	A contract termination cost related to the transition from the Perrigo Animal Health Acquisition of $7.8 million, and
◾	Other variable costs related to Company growth, such as insurance and information technology.

Interest expense, net

Interest expense, net, increased $3.8 million to $6.0 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019. This increase was driven by additional debt taken on to fund the Perrigo Animal Health Acquisition during 2019 and the Notes issued in May 2020 to finance the Capstar Acquisition.

Provision for income taxes

Our effective tax rate was 3.2% and 13.0% for the three months ended June 30, 2020 and 2019, respectively, with a tax expense of $0.06 million and $0.90 million, respectively. The Company’s tax rate is impacted by the ownership structure of Holdco, which changes over time.

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

Products Segment

Products segment Adjusted EBITDA increased $20.7 million, or 98% to $41.9 million for the three months ended June 30, 2020, compared to $21.2 million for the three months ended June 30, 2019. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily produced at our Omaha facility.

Services Segment

Services segment Adjusted EBITDA decreased $5.7 million, or 84%, to $1.1 million for the three months ended June 30, 2020, compared to $6.8 million for the three months ended June 30, 2019. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures, as well as converting some community clinics to wellness centers, which transitions operations into the non-same store category.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three months ended June 30, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$40,305	$(7,180)	$(35,024)	$(1,899)
Adjustments:
Depreciation	1,167	890	926	2,983
Interest	—	—	5,967	5,967
Amortization	—	—	2,250	2,250
Acquisition costs	—	—	146	146
Stock based compensation expense	—	—	1,844	1,844
Non same-store revenue	—	(953)	—	(953)
Non same-store costs	—	3,698	—	3,698
Integration costs and costs of discontinued clinics	—	—	8,850	8,850
Clinic launch expense	—	603	—	603
Litigation expenses	—	—	384	384
COVID-19 related costs(6)	379	4,054	—	4,433
Adjusted EBITDA	$41,851	$1,112	$(14,657)	28,306

	Three months ended June 30, 2019
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$20,227	$4,394	$(17,822)	$6,799
Adjustments:
Depreciation	429	520	579	1,529
Interest	—	—	2,242	2,242
Amortization	—	—	1,278	1,278
Acquisition costs	—	—	2,889	2,889
Stock based compensation expense	—	—	1,602	1,602
Non same-store revenue	—	(2,155)	—	(2,155)
Non same-store costs	—	4,045	—	4,045
Fair value adjustment of contingent note	—	—	1,460	1,460
Integration costs and costs of discontinued clinics	500	—	642	1,142
Adjusted EBITDA	$21,156	$6,804	$(7,130)	20,831

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

Net sales

Consolidated Net Sales

Consolidated net sales increased $84.7 million, or 23%, to $453.8 million for the six months ended June 30, 2020, compared to $369.1 million for the six months ended June 30, 2019. This increase was driven by the expansion of manufactured items as a result of the Perrigo Animal Health Acquisition, other growth in the Products segment related to distributed products led by the online channel, offset by declining sales in the Services segment due to COVID-19 related closures.

Products Segment

Product sales increased $109.9 million, or 34%, to $430.6 million for the six months ended June 30, 2020, compared to $320.7 million for the six months ended June 30, 2019. This increase was driven by accelerated growth in manufactured products led by those produced in our Omaha facility and by velocity growth within current customers of distributed products.

Services Segment

Service revenue decreased $25.2 million, or 52%, from $48.4 million to $23.2 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Same-store sales decreased $24.8 million, or 55%, to $19.9 million for the six months ended June 30, 2020, compared to $44.7 million for the six months ended June 30, 2019. The decrease in same-store sales was driven by COVID-19 related closures. Non same-store sales decreased $0.4 million or 12%, to $3.2 million for the six months ended June 30, 2020, compared to $3.7 million for the six months ended June 30, 2019. The decrease in non same-store sales was a result of opening 80 additional wellness centers in the 2019 period, as well as the maturation of clinics opened in the past six trailing quarters, offset by the permanent closure of 15 wellness centers in the non-same store sales base and COVID-19 related closures.

Gross profit

Gross profit increased by $14.7 million, or 25%, to $74.3 million for the six months ended June 30, 2020, compared to $59.6 million for the six months ended June 30, 2019. This increase is due to the significant Products sales growth, and particularly in products manufactured in our Omaha Nebraska facility, which carry a higher margin than our distributed product sales, offset by a negative gross profit in services due to COVID-19 related closures.

Gross margin increased to 16.4% for the six months ended June 30, 2020, from 16.2% for the six months ended June 30, 2019, driven by product sales growth primarily in higher margin items, offset by the declines in Services due to COVID-19 related closures.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $25.2 million, or 56%, to $70.2 million for the six months ended June 30, 2020, compared to $45.0 million for the six months ended June 30 , 2019. As a percentage of net sales, G&A increased from 12.2% for the six months ended June 30, 2019 to 15.5% for the six months ended June 30, 2020, primarily driven by a $8.2 million in expense related to the termination of a contract, costs related to the addition of overhead in and to support the Omaha facilities, and growth in corporate services.

Products Segment

Products segment G&A increased $4.2 million or 36% to $15.8 million for the six months ended June 30, 2020, compared to $11.6 million for the six months ended June 30, 2019. This increase was driven by acquisitions, resulting in approximately $6.4 million in G&A costs related to the acquired Perrigo Animal Health business, primarily selling and distribution expenses. This was offset by a reduction in other costs, like a deferred advertising sponsorship that was postponed due to COVID-19 in the current year, as well as employee onboarding costs in 2019 that did not recur.

Services Segment

Services segment G&A decreased $0.7 million, or 9.4%, to $6.7 million for the six months ended June 30, 2020, compared to $7.4 million for the six months ended June 30, 2019. This decrease was driven by variable costs in supporting the Services revenue decreases due to COVID-19 closures, including host fees, marketing, and bank charges. Offset slightly due to growth from opening new wellness centers.

Unallocated Corporate

Unallocated corporate G&A increased $21.8 million, or 84%, to $47.7 million for the six months ended June 30, 2020, from $26.0 million for the six months ended June 30, 2019. The increase was related to the following:

◾	Increased corporate marketing efforts for approximately $4.7 million;
◾	Additional corporate compensation (both stock compensation and wages/bonus) of approximately $4.6 million;
◾	Increased professional fees and licensing costs, primarily related to the increased size of the Company, as well as non-recurring acquisition costs, integration costs, and litigation;
◾	Higher amortization on the inclusion of the Perrigo Animal Health Acquisition;
◾	A contract termination cost related to the transition from the Perrigo Animal Health Acquisition of $7.8 million, and
◾	Other variable costs related to Company growth, such as insurance and information technology.

Interest expense, net

Interest expense, net, increased $6.5 million to $10.7 million for the six months ended June 30, 2020, compared to $4.2 million for the six months ended June 30, 2019. This increase was driven by additional debt taken on to fund the Perrigo Animal Health Acquisition during 2019 as well as the Convertible Notes entered into during May 2020.

Provision for income taxes

Our effective tax rate was (19.4)% and 14.3% for the six months ended June 30, 2020 and 2019, respectively, with a tax benefit of $(1.1) million and tax expense of $1.4 million. The Company’s tax rate is impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $31.4 million, or 90% to $66.1 million for the six months ended June 30, 2020, compared to $34.7 million for the six months ended June 30, 2019. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily produced as the newly acquired Omaha facility.

Services Segment

Services segment Adjusted EBITDA decreased $9.0 million, or 74%, to $3.1 million for the six months ended June 30, 2020, compared to $12.1 million for the six months ended June 30, 2019. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures, as well as converting some community clinics to wellness centers, which transitions operations into the non-same store category.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Six months ended June 30, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$63,267	$(10,832)	$(58,136)	$(5,701)
Adjustments:
Depreciation	2,484	1,737	1,635	5,856
Interest	—	—	10,671	10,671
Amortization	—	—	4,492	4,492
Acquisition costs	—	—	732	732
Stock based compensation expense	—	—	4,402	4,402
Non same-store revenue	—	(3,235)	—	(3,235)
Non same-store costs	—	10,098	—	10,098
Integration costs and costs of discontinued clinics	—	—	9,304	9,304
Clinic launch expense	—	1,279	—	1,279
Litigation expenses	—	—	433	433
COVID-19 related costs	379	4,054	—	4,433
Adjusted EBITDA	$66,130	$3,101	$(26,467)	$42,764

$'s in 000's	Six months ended June 30, 2019
June 30, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$33,230	$7,411	$(31,016)	$9,625
Adjustments:
Depreciation	982	1,045	1,156	3,183
Interest	—	—	4,179	4,179
Amortization	—	—	2,557	2,557
Acquisition costs	—	—	3,465	3,465
Stock based compensation expense	—	—	3,146	3,146
Non same-store revenue	—	(3,671)	—	(3,671)
Non same-store costs	—	7,296	—	7,296
Fair value adjustment of contingent note	—	—	780	780
Integration costs and costs of discontinued clinics	500	—	642	1,142
Adjusted EBITDA	$34,712	$12,081	$(15,091)	$31,703

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

Our management does not, and you should not, consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:

●	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
●	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	EBITDA does not reflect the interest expenses, or the cash requirements necessary to service interest or principal payments, on our debts;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
●	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing core operations; and

●	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$(1,960)	$5,918	$(4,593)	$8,244
Plus:
Tax expense (benefit)	61	881	(1,108)	1,381
Depreciation	2,983	1,529	5,856	3,183
Amortization	2,250	1,278	4,492	2,557
Interest	5,967	2,242	10,671	4,179
EBITDA	$9,301	$11,848	$15,318	$19,544
Acquisition costs(1)	146	2,889	732	3,465
Stock based compensation expense	1,844	1,602	4,402	3,146
Non same-store revenue(2)	(953)	(2,155)	(3,235)	(3,671)
Non same-store costs(2)	3,698	4,045	10,098	7,296
Fair value adjustment of contingent note(3)	—	1,460	—	780
Integration costs and costs of discontinued clinics(4)	8,850	1,142	9,304	1,142
Clinic launch expenses(5)	603	—	1,279	—
Litigation expenses	384	—	433	—
COVID-19 related costs(6)	4,433	—	4,433	—
Adjusted EBITDA	$28,306	$20,831	$42,764	$31,703
Adjusted EBITDA Margin	10.6%	9.5%	9.5%	8.7%

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.
(4)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(5)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(6)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential works and sanitation costs due to COVID.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of June 30, 2020 and December 31, 2019, our cash and cash equivalents were $117.0 million and $27.3 million, respectively. As of June 30, 2020, we had $30.0 million outstanding under a revolving credit facility, $218.3 million under a term loan, $143.8 million of outstanding Notes, and $29.3 million in other debt. Our debt agreements bear interest at rates between 2.3% and 6.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30, 2020 and December 31, 2019, we had working capital (current assets less current liabilities) of $257.9 million and $112.4 million, respectively.

Additionally, the Company acquired the U.S. rights to Capstar® and CapAction® and related assets (the “Acquisition”) from Elanco, US Inc. for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The Acquisition closed on July 31, 2020 and was financed using cash from the sale of the Notes in May 2020.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $42.4 million for the six months ended June 30, 2020, compared to cash used in operating activities of $18.1 million for the six months ended June 30, 2019. The change in operating cash flows primarily reflects lower earnings and a significant expansion in working capital. Working capital changes are driven by increased inventory and accounts receivable on the seasonality of the business, growing sales, offset somewhat by growth in accounts payable. Net changes in assets and liabilities accounted for $52.7 million in cash used in operating activities for the six months ended June 30, 2020 compared to $37.9 million of cash used in operating activities for the six months ended June 30, 2019.

Cash used in Investing Activities

Net cash used in investing activities was $10.0 million for the six months ended June 30, 2020, compared to $1.7 million for the six months ended June 30, 2019. The increase in net cash used in investing activities is a result of the continued wellness center rollout initiative as well as the start of construction on a new corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $142.4 million for the six months ended June 30, 2020, compared to $10.1 million in net cash used by financing activities for the six months ended June 30, 2019. The change in cash provided by financing activities is primarily driven by the Company’s utilization of its revolving credit facility to fund working capital expansion due to seasonality and the issuance of Convertible Notes. During the six months ended June 30, 2020, we received $137.9 million of proceeds from the issuance of 4.0% Convertible Senior Notes Due 2026 (the “Notes”), net of issuance costs, paid $14.8 million for privately negotiated convertible note hedge transactions (“Capped Call”).

Description of Indebtedness

Convertible Notes

On May 19, 2020, the Company issued $143.8 million in aggregate principal amount of 4.00% Convertible Senior Notes pursuant to the indenture (the “Indenture”), dated as of May 19, 2020. The total net proceeds from the Notes offering, after deducting debt issuance costs paid or payable by us, was $137.9 million. The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1,

2020. The Notes will mature on June 1, 2026, unless earlier repurchased, redeemed or converted. Before January 15, 2026, holders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 15, 2026, holders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at its election. The initial conversion rate is 33.7268 shares of Class A common stock per $1,000 principal amount of Notes. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any Notes will constitute a Make-Whole Fundamental Change with respect to such Notes, which will result in an increase to the conversion rate if such Notes are converted after they are called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries. The Notes contain customary events of default.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 13%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $51.1 million and was determined by deducting the fair value of the liablity component from the par value of the Notes. The excess of the principal amount of the liablity component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual terms of the Notes.

A&R Credit Agreement

The Company amended the existing revolving credit agreement of Opco and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”) on July 8, 2019. The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $125 million that matures on July 8, 2024. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.  On May 14, 2020, the Company amended the Amended Revolving Credit Agreement to allow for the Notes described above.  Additionally the amendment instituted a Eurodollar floor of 1% to the agreement.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of June 30, 2020, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of June 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of June 30, 2020, $30.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 2.3% at June 30, 2020.

A&R Term Loan Credit Agreement

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of June 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million. As of June 30, 2020, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019

Contingent note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The Company incurred debt issuance costs of $0.3 million related to the A&R Credit Agreement during the three and six months ended June 30, 2020. The Company incurred debt issuance costs of $0.1 million related to the A&R Credit Agreement and zero related to the Term Loan during the six months ended June 30, 2019.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments Due by Period
$'s in 000's	Total	Remainder 2020	2021-2022	2023-2024	Thereafter
Long-term debt	$421,389	$1,124	$4,503	$32,012	$383,750
Interest on debt	96,373	10,710	41,345	35,897	8,421
Operating lease obligations	22,882	2,983	10,158	6,743	2,998
Finance lease obligations	4,816	815	2,634	1,346	21
Product purchase obligations	31,676	25,917	1,934	1,093	2,732
R&D arrangement	20,300	200	12,850	7,250	—
Total contractual obligations	$597,436	$41,749	$73,424	$84,341	$397,922

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2020, we had variable rate debt of approximately $248.4 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the six months ended June 30, 2020 by approximately $2.5 million.

Item 4. Controls and Procedures.

Internal Control over Financing Reporting

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

●	statements regarding our strategies, results of operations or liquidity;
●	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
●	statements of management’s goals and objectives; and
●	assumptions underlying statements regarding us or our business.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 our Quarterly Report on Form 10-Q for the period ended March 31, 2020, this Report and other reports filed from time to time with the Securities and Exchange Commission.

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

As previously disclosed, on April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On June 29, 2020, the 9th Circuit Court of Appeals issued an opinion affirming the dismissal of Med Vets’ merger challenge. The Plaintiffs have filed for an en banc hearing. As no impact to the Company is considered probable or estimable, no litigation reserve has been accrued.

During the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The Acquisition was completed on July 31, 2020, using cash received in connection with the issuance of the Notes

Additionally the Company is subject to various litigation related to its products as well as other corporate litigation.  No individual item is significant.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at June 30, 2020 except the $7.8 million noted in Note 13 in the accompanying financial statements, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

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

Item 6. Exhibits. –

2.1*	Amended and Restated Asset Purchase Agreement, dated June 19, 2020, by and between Elanco US, Inc., PetIQ, LLC and PetIQ Inc.
4.1	Indenture, dated as of May 14, 2020, among PetIQ, Inc. and Wells Fargo, National Association, as trustee
10.1

Second Amendment to Term Loan Credit Agreement, dated May 14, 2020, by and among PetIQ, LLC, the guarantors party thereto, Ares Capital Corporation, as a lender and as the administrative agent, and the other lenders party thereto

10.2*

Third Amendment to Term Loan Credit Agreement, dated July 9, 2020, by and among PetIQ, LLC, the guarantors party thereto, Ares Capital Corporation, as a lender and as the administrative agent, and the other lenders party thereto

10.3

Fourth Amendment to Term Loan Credit Agreement and First Amendment to Security Agreement, dated July 28, 2020, by and among PetIQ, LLC, the guarantors party thereto, Ares Capital Corporation, as a lender and as the administrative agent, and the other lenders party thereto

10.4

Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated May 14, 2020, by and among PetIQ, LLC, East West Bank, as a lender and as the administrative agent, the lenders party thereto and the other credit parties party thereto

10.5*

Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated July 9, 2020, by and among PetIQ, LLC, East West Bank, as a lender and as the administrative agent, the lenders party thereto and the other credit parties party thereto

10.6

Sixth Amendment to Amended and Restated Revolving Credit Agreement and First Amendment to Security Agreement, dated July 28, 2020, by and among PetIQ, LLC, East West Bank, as a lender and as the administrative agent, the lenders party thereto and the other credit parties party thereto

10.7	Base Call Option Transaction, dated May 14, 2020
10.8	Additional Call Option Transaction, dated May 18, 2020
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

August 7, 2020	/s/ John Newland
John Newland
Chief Financial Officer