Form 10-Q
period 2020-09-30
PetIQ, Inc.
filed 2020-11-06
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 6, 2020, we had 25,286,211 shares of Class A common stock and 3,410,429 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

	September 30, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$57,753	$27,272
Accounts receivable, net	100,826	71,377
Inventories	83,880	79,703
Other current assets	5,525	7,071
Total current assets	247,984	185,423
Property, plant and equipment, net	60,409	52,525
Operating lease right of use assets	19,498	20,785
Deferred tax assets	—	59,780
Other non-current assets	1,977	3,214
Intangible assets, net	217,367	119,956
Goodwill	230,872	231,045
Total assets	$778,107	$672,728
Liabilities and equity
Current liabilities
Accounts payable	$65,352	$51,538
Accrued wages payable	12,552	9,082
Accrued interest payable	2,530	83
Other accrued expenses	8,212	3,871
Current portion of operating leases	4,718	4,619
Current portion of long-term debt and finance leases	7,717	3,821
Total current liabilities	101,081	73,014
Operating leases, less current installments	15,338	16,580
Long-term debt, less current installments	355,495	251,376
Finance leases, less current installments	3,252	3,331
Other non-current liabilities	965	117
Total non-current liabilities	375,050	271,404
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	349,524	300,120
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 25,256 and 23,554 shares issued and outstanding, respectively	25	23
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 3,420 and 4,752 shares issued and outstanding, respectively	3	5
Accumulated deficit	(82,959)	(15,903)
Accumulated other comprehensive loss	(1,247)	(1,131)
Total stockholders' equity	265,346	283,114
Non-controlling interest	36,630	45,196
Total equity	301,976	328,310
Total liabilities and equity	$778,107	$672,728

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Product sales	$150,063	$161,534	$580,650	$482,224
Services revenue	12,020	24,491	35,193	72,871
Total net sales	162,083	186,025	615,843	555,095
Cost of products sold	116,847	140,839	469,095	416,748
Cost of services	12,968	17,895	40,142	51,426
Total cost of sales	129,815	158,734	509,237	468,174
Gross profit	32,268	27,291	106,606	86,921
Operating expenses
General and administrative expenses	35,562	29,345	105,744	74,333
Contingent note revaluations gain	—	2,310	—	3,090
Operating (loss) income	(3,294)	(4,364)	862	9,498
Interest expense, net	(7,829)	(5,742)	(18,500)	(9,921)
Foreign currency loss, net	(251)	—	(126)	(73)
Other income, net	13	6	702	21
Total other expense, net	(8,067)	(5,736)	(17,924)	(9,973)
Pretax net loss	(11,361)	(10,100)	(17,062)	(475)
Income tax (expense) benefit	(53,168)	1,304	(52,060)	(77)
Net loss	(64,529)	(8,796)	(69,122)	(552)
Net loss attributable to non-controlling interest	(1,468)	(2,906)	(2,067)	(88)
Net loss attributable to PetIQ, Inc.	$(63,061)	$(5,890)	$(67,055)	$(464)
Net (loss) income per share attributable to PetIQ, Inc. Class A common stock
Basic	$(2.53)	$(0.26)	$(2.75)	$(0.02)
Diluted	$(2.53)	$(0.26)	$(2.75)	$(0.02)
Weighted Average shares of Class A common stock outstanding
Basic	24,935	22,974	24,365	22,387
Diluted	24,935	22,974	24,365	22,387

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in 000’s)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(64,529)	$(8,796)	$(69,122)	$(552)
Foreign currency translation adjustment	451	(273)	(227)	(302)
Comprehensive loss	(64,078)	(9,069)	(69,349)	(854)
Comprehensive (loss) income attributable to non-controlling interest	(1,402)	(2,945)	(2,096)	(141)
Comprehensive loss attributable to PetIQ	$(62,676)	$(6,124)	$(67,253)	$(713)

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(69,122)	$(552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	20,942	11,005
Termination of supply agreement	7,801	—
Gain on disposition of property, plant, and equipment	(363)	(25)
Stock based compensation expense	6,549	4,747
Deferred tax adjustment	52,060	37
Contingent note revaluation	—	3,090
Other non-cash activity	143	146
Changes in assets and liabilities
Accounts receivable	(29,777)	(41,684)
Inventories	(3,993)	12,137
Other assets	3,449	1,368
Accounts payable	15,824	1,026
Accrued wages payable	3,443	2,401
Other accrued expenses	6,863	(2,299)
Net cash provided by (used in) operating activities	13,819	(8,603)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	429	70
Purchase of property, plant, and equipment	(17,811)	(5,128)
Purchase of Capstar and related intangibles	(96,072)	—
Business acquisitions (net of cash acquired)	—	(185,090)
Net cash used in investing activities	(113,454)	(190,148)
Cash flows from financing activities
Proceeds from issuance of convertible notes - liability component	90,465	—
Proceeds from issuance of convertible notes - equity component	53,285	—
Payment for Capped Call options	(14,821)	—
Proceeds from issuance of long-term debt	668,675	661,084
Principal payments on long-term debt	(667,511)	(511,681)
Payment of financing fees on Convertible Notes	(5,884)	—
Tax distributions to LLC Owners	(46)	(1,641)
Principal payments on finance lease obligations	(1,252)	(1,103)
Payment of deferred financing fees and debt discount	(550)	(5,362)
Tax withholding payments on Restricted Stock Units	(313)	—
Exercise of options to purchase class A common stock	8,188	1,588
Net cash provided by financing activities	130,236	142,885
Net change in cash and cash equivalents	30,601	(55,866)
Effect of exchange rate changes on cash and cash equivalents	(120)	(39)
Cash and cash equivalents, beginning of period	27,272	66,360
Cash and cash equivalents, end of period	$57,753	$10,455

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Nine Months Ended September 30,
Supplemental cash flow information	2020	2019
Interest paid	$12,311	$9,472
Net change in property, plant, and equipment acquired through accounts payable	874	(380)
Finance lease additions	993	535
Deferred tax liability created by convertible debt issuance	(8,134)	—
Net change of deferred tax asset from step-up in basis	—	9,517
Income taxes paid, net of refunds	63	216
Accrued tax distribution	(443)	103
Issuance of note for termination, settlement, and asset acquisition agreement	17,487	—

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended September 30, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - June 30, 2020	$(19,897)	$(1,774)	24,658	$24	3,770	$4	$344,270	$40,464	$363,091
Exchange of LLC Interests held by LLC Owners	—	142	350	0	(350)	—	2,958	(3,100)	—
Equity component of Convertible Notes, net of offering costs and tax	—	—	—	—	—	—	212	(358)	(146)
Increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,252	—	3,252
Establishment of valuation allowance related to the deferred tax assets from LLC Interest transactions	—	—	—	—	—	—	(9,038)	—	(9,038)
Accrued tax distributions	—	—	—	—	—	—	—	752	752
Other comprehensive income	—	385	—	—	—	—	—	66	451
Stock based compensation expense	—	—	—	—	—	—	1,874	273	2,147
Exercise of Options to purchase Common Stock	—	—	245	0	—	—	6,017	—	6,017
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	3	—	—	—	(21)	—	(21)
Net loss	(63,062)	—	—	—	—	—	—	(1,468)	(64,529)
Balance - September 30, 2020	$(82,959)	$(1,247)	25,256	$25	3,420	$3	$349,524	$36,630	$301,976

	Nine months ended September 30, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	82	1,332	1	(1,332)	(1)	11,806	(11,888)	—
Equity component of Convertible Notes, net of offering costs and tax	—	—	—	—	—	—	36,809	6,161	42,970
Payment for capped call share options	—	—	—	—	—	—	(12,696)	(2,125)	(14,821)
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	9,038	—	9,038
Establishment of valuation allowance related to the deferred tax assets from LLC Interest transactions	—	—	—	—	—	—	(9,038)	—	(9,038)
Accrued tax distributions	—	—	—	—	—	—	—	443	443
Other comprehensive income	—	(198)	—	—	—	—	—	(29)	(227)
Stock based compensation expense	—	—	—	—	—	—	5,610	939	6,549
Exercise of Options to purchase Common Stock	—	—	345	0	—	—	8,188	—	8,188
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	25	—	—	—	(313)	—	(313)
Net loss	(67,056)	—	—	—	—	—	—	(2,067)	(69,122)
Balance - September 30, 2020	$(82,959)	$(1,247)	25,256	$25	3,420	$3	$349,524	$36,630	$301,976

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity (continued)

(Unaudited, in 000’s)

	Three months ended September 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - June 30, 2019	$976	$(1,327)	22,750	$22	5,462	$7	$282,343	$56,157	$338,178
Exchange of LLC Interests held by Continuing LLC Owners	—	(100)	505	1	(505)	(1)	4,951	(4,851)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,424	—	3,424
Accrued tax distributions	—	—	—	—	—	—	—	949	949
Other comprehensive loss	—	(234)	—	—	—	—	—	(39)	(273)
Stock based compensation expense	—	—	—	—	—	—	1,302	299	1,601
Exercise of Options to purchase Common Stock	—	—	43	—	—	—	790	—	790
Issuance of stock for vesting of RSU's	—	—	3	—	—	—	—	—	—
Net income	(5,890)	—	—	—	—	—	—	(2,906)	(8,796)
Balance - September 30, 2019	$(4,914)	$(1,661)	23,302	$23	4,957	$5	$292,810	$49,610	$335,873

	Nine months ended September 30, 2019
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2019	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by Continuing LLC Owners	—	(96)	1,590	1	(1,590)	(2)	15,759	(15,663)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	9,517	—	9,517
Accrued tax distributions	—	—	-	—	—	—	—	(103)	(103)
Other comprehensive loss	—	(249)	—	—	—	—	—	(53)	(302)
Stock based compensation expense	—	—	—	—	—	—	3,727	1,020	4,747
Exercise of Options to purchase Common Stock	—	—	81	—	—	—	1,588	—	1,588
Issuance of stock for vesting of RSU's	—	—	11	—	—	—	—	—	—
Net income	(464)	—	—	—	—	—	—	(88)	(552)
Balance - September 30, 2019	$(4,914)	$(1,661)	23,302	$23	4,957	$5	$292,810	$49,610	$335,873

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ, Inc. (“PetIQ,” the “Company,” “we” or “us”) is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail, including veterinary, and e-commerce channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare (“VIP”), operates in over 3,400 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

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

The condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, are at cost, which approximates fair value due to their relatively short maturities. The Notes Payable – VIP Acquisition are carried at cost, which approximates fair value. Our term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amounts approximate fair value.

A portion of the purchase price for the acquisition of VIP, (the “VIP Acquisition”) was structured in the form of Contingent Notes (the “Contingent Notes”) that vested based on the combined Company EBITDA targets for the years ending December 31, 2018 and 2019.  The combined Company EBITDA targets were met for each year end, and as such the Contingent Notes were earned.  As such, the portion of the liability as it relates to each Contingent Note became fixed as of December 31, 2019 and 2018, and are carried at cost, which approximates fair value as the stated interest rate is consistent with current market rates. See Note 2 – “Business Combinations and Asset Acquisitions” for more information regarding the VIP Acquisition.

The Contingent Notes are included in long-term debt in the accompanying condensed consolidated balance sheets. The Contingent Notes began bearing interest at a fixed rate of 6.75% once they were earned, with the balance payable in July of 2023.

The following table summarizes the Level 3 activity related to the Contingent Notes for the nine months ended September 30, 2019:

$'s in 000's
Balance at beginning of the period	$2,680
Change in fair value of contingent consideration	3,090
Balance at the end of the period	$5,770

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

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms generally requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for credit losses equal to expected losses. The Company’s estimate is based on historical collection experience, a review of the current status of trade accounts receivable, and known current economic conditions including the current and expected impact of COVID-19. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice.

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers.

Accounts receivable consists of the following as of:

$'s in 000's	September 30, 2020	December 31, 2019
Trade receivables	$95,321	$67,551
Other receivables	6,068	4,257
	101,389	71,808
Less: Allowance for credit losses	(563)	(431)
Total accounts receivable, net	$100,826	$71,377

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

$'s in 000's	September 30, 2020	December 31, 2019
Raw materials	$14,088	$10,675
Work in progress	1,476	1,717
Finished goods	68,316	67,311
Total inventories	$83,880	$79,703

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

On May 19th, 2020, we issued $143.8 million aggregate principal amount of Convertible Notes due 2026 (the “Notes”). See Note 5 – “Debt”. We have allocated issuance costs to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Notes, and issuance costs attributable to the equity component were netted with the respective equity component in additional paid-in capital. Simultaneously, with the issuance of the Notes, we bought capped call options from certain financial institutions to minimize the impact of potential dilution of our Class A common stock upon conversion of the Notes. The premium for the capped call options was recorded as additional paid-in capital in our condensed consolidated balance sheets as the options are settleable in our Class A common stock.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 30, 2020.

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

Contract balances

Contract asset and liability balances as of September 30, 2020 and December 31, 2019 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $0.6 million and $0.2 million for three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. Advertising costs were $5.8 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $8.3 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Collaboration Agreements

On July 8, 2019, the Company, through Opco, completed the acquisition of all the outstanding stock of Sergeant’s Pet Care Products, Inc. (“Sergeant’s”), d/b/a Perrigo Animal Health, including any assets related to Perrigo Company plc’s animal health business (the “Perrigo Animal Health Acquisition”). In connection with the closing, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. The Company may make up to $20.6 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the Consolidated Statements of Operations. No costs were incurred during the nine months ended September 30, 2020 or 2019.

Income taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Based on the available objective evidence during the three and nine months ended September 30, 2020, the Company believes it is more likely than not that the tax benefits from our deferred tax assets, including net operating loss carry-forwards and other tax credits, may not be realized. Accordingly, the Company recorded a full valuation allowance against the tax benefits. We expect to maintain this full valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and limited liability company interests in Holdco, based on the portion of the LLC Interests owned by holders of Class B common stock and limited liability company interests in Holdco. As of September 30, 2020 and December 31, 2019 the non-controlling interest was approximately 11.9% and 16.8%, respectively of ownership of LLC Interests.

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

Upcoming Accounting Standard Updates

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Note 2 – Business Combination and Asset Acquisitions

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

The definite-lived intangibles primarily relate to trademarks, customer relationships, developed technology and know-how and in-process research and development intangibles. The $14.5 million represents the fair value and will be amortized over the estimated useful lives of the assets through June 2039. Amortization expense for these definite-lived intangible assets for the three and nine months ended September 30, 2020 was $0.6 million and $1.8 million, respectively.

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

Capstar ® (nitenpyram) Acquisition

During the three months ended March 31, 2020, the Company executed an Asset Purchase Agreement (the “Purchase Agreement”) to acquire the U.S. rights to Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. (“Elanco”) for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition. The Capstar Acquisition was completed on July 31, 2020, using cash on hand as a result of the issuance of the Notes in May 2020.

The Capstar Acquisition was accounted for as an asset acquisition and certain transaction related costs of approximately $1.0 million were included in the cost of the acquired assets. The fair value assigned to trade names is typically based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The estimated fair value of customer relationship was determined using an income approach, specifically a discounted cash flow analysis. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.The fair value assigned to patents and processes typically uses the cost approach.The purchased assets are identified below:

$'s in 000's	Fair Value
Amortizable intangibles
Customer relationships	$70,901
Patents and processes	9,895
Total amortizable intangibles	80,796
Non-amortizable intangibles
Trademarks and other	15,276
Total purchased intangible assets	$96,072

The weighted average amortization period of the amortizable intangible assets is approximately 11.8 years.

Supplier Termination, Settlement and Asset Purchase Agreement:

The Company has a supplier who has alleged PetIQ has breached its supply agreement due to the acquisition of Perrigo Animal Health.  During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (“Agreement”). The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter. The Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company has estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The assets acquired are included within the patents and processes intangible assets category and will be amortized over 10 years. The assets were valued using the relief from royalty method. The remainder of the obligation is considered to be a payment to settle the alleged breach of the supply agreement, the termination expense is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2020. The obligation is considered debt and is included in debt on the condensed consolidated balance sheet. See Note 5 – “Debt” for additional information.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	September 30, 2020	December 31, 2019
Leasehold improvements	$18,166	$15,517
Equipment	25,247	23,138
Vehicles and accessories	6,768	6,007
Computer equipment and software	10,496	8,070
Buildings	10,114	10,050
Furniture and fixtures	2,426	1,836
Land	7,067	4,557
Construction in progress	8,755	3,392
	89,039	72,567
Less accumulated depreciation	(28,630)	(20,042)
Total property, plant, and equipment	$60,409	$52,525

Depreciation expense related to these assets was $3.0 million and $8.9 million for the three and nine months ended September 30, 2020 and $2.4 million and $5.6 million for the three and nine months ended September 30, 2019, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	September 30, 2020	December 31, 2019
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,111	89,232
Patents and processes	5-10 years	14,791	4,928
Brand names	5-15 years	24,688	15,019
Total amortizable intangibles		199,940	109,529
Less accumulated amortization		(21,333)	(13,058)
Total net amortizable intangibles		178,607	96,471
Non-amortizable intangibles
Trademarks and other		33,291	18,016
In-process research and development		5,469	5,469
Intangible assets, net of accumulated amortization		$217,367	$119,956

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended September 30, 2020 and 2019 was $3.8 million and $1.8 million, respectively, and $8.3 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2020	$4,552
2021	18,838
2022	18,627
2023	17,873
2024	15,496
Thereafter	103,221

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2019 to September 30, 2020:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2019	77,765	47,264	125,029
Foreign currency translation	178	—	178
Acquisitions	105,838	—	105,838
Goodwill as of December 31, 2019	183,781	47,264	231,045
Foreign currency translation	(173)	—	(173)
Goodwill as of September 30, 2020	$183,608	$47,264	$230,872

Note 5 – Debt

Convertible Notes

On May 19, 2020, the Company issued $143.8 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2026 pursuant to the indenture (the “Indenture”), dated as of May 19, 2020. The total net proceeds from the Notes offering, after deducting debt issuance costs paid or payable by us, was $137.9 million. The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2026, unless earlier repurchased, redeemed or converted. Before January 15, 2026, holders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 15, 2026, holders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at its election. The initial conversion rate is 33.7268 shares of Class A common stock per $1,000 principal amount of Notes. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 13%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The amount of the equity component representing the conversion option was $53.3 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual terms of the Notes.

The fair value of the Notes was $195.4 million as of September 30, 2020. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of September 30, 2020 and is classified as Level 2 in the fair value hierarchy. As of September 30, the if-converted value of the Notes did not exceed the principal amount.

The net carrying amount of the liability component of the Notes was as follows:

($'s in 000's)	September 30, 2020
Par value of the Notes	$143,750
Unamortized debt discount	(51,085)
Unamortized debt issuance costs	(3,550)
Net carrying amount	$89,115

The net carrying amount of the equity component of the Notes was as follows:

($'s in 000's)	September 30, 2020
Proceeds allocated to the conversion option	$53,285
Deferred tax affect	(8,134)
Issuance costs	(2,181)
Net carrying amount	$42,970

The following table sets forth the interest expense recognized related to the Notes:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
($'s in 000's)
Contractual interest expense	$1,438	$2,108
Amortization of debt issuance costs	1,510	2,199
Amortization of debt discount	105	153
Total	$3,053	$4,460
Effective interest rate of the liability component	13.0%	13.0%

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

The Company paid approximately $14.8 million for the Capped Call Transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Notes. The capped call is expected to be tax deductible as the Company elected to integrate the capped call into the Notes for tax purposes. The tax effect on the equity component of the Convertible Notes of $8.1 million was recorded through additional paid-in capital. The Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2020, as a result, the

$8.1 million deferred tax liability associated with the Capped Call Transactions will be offset by a reduction to the valuation allowance adjustment through continuing operations.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of September 30, 2020, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of September 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of September 30, 2020, $15.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 2.3% at September 30, 2020.

A&R Term Loan Credit Agreement

The Company amended and restated the existing term loan credit agreement of Opco (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The $220.0 million A&R Term Loan Credit Agreement has an interest rate equal to the Eurodollar rate plus 4.50%. The A&R Term Loan Credit Agreement calls for 1% of the original loan balance to be paid annually via equal quarterly payments, with the balance of the loan due  on the sixth anniversary of the agreement.

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of September 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In July 2020, the Company entered into the Agreement.  See Note 2 – “Business Combinations and Asset Acquisitions”.  The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest.  The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million.

In connection with the VIP Acquisition, the Company entered into a guarantee note and the Contingent Notes (together the “Notes Payable – VIP Acquisition”), which have a collective balance of $27.5 million and require quarterly interest payments of 6.75% with the balance payable July 17, 2023. The following represents the Company’s long-term debt as of:

$'s in 000's	September 30, 2020	December 31, 2019
Convertible Notes	$143,750	$—
Term loans	217,800	220,000
Revolving credit facility	15,000	10,000
Notes Payable - VIP Acquisition	27,500	27,500
Other Debt	16,974	1,812
Net discount on debt and deferred financing fees	(59,279)	(5,688)
	$361,745	$253,624
Less current maturities of long-term debt	(6,250)	(2,248)
Total long-term debt	$355,495	$251,376

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of September 30, 2020, are as follows:

($'s in 000's)
Remainder of 2020	$1,562
2021	6,250
2022	6,252
2023	33,755
2024	6,257
Thereafter	366,948

The Company incurred debt issuance costs of $0.3 million and $0.6 million related to the A&R Credit Agreement during the three and nine months ended September 30, 2020, respectively. The Company incurred debt issuance costs of $0.7 million related to the A&R Credit Agreement and $4.7 million related to the Term Loan during the three and nine months ended September 30, 2019.

The Company incurred debt issuance costs of $5.9 million in May 2020 in connection with the Notes. In accordance with FASB ASC 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. $2.2 million of issuance costs were recorded as additional paid-in capital and such amounts are not subject to amortization. The remaining issuance costs of $3.7 million are recorded as debt issuance costs in the net carrying value of the Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Notes and is included in interest expense, net on the condensed consolidated statements of operations. Future amortization of our debt discount and debt issuance costs for the the term of the Convertible Notes is as follows:

($'s in 000's)	Debt Discounts	Debt Issuance Costs
Remainder of 2020	$1,559	$108
2021	6,761	460
2022	7,684	522
2023	8,733	594
2024	9,925	675
Thereafter	16,423	1,191

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

The Company's leases may include options to extend or terminate the lease. Renewal options generally range from one to ten years and the options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to percentage of revenue, common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate, giving consideration to company specific information and publicly available interest rates for instruments with similar characteristics, to determine the initial present value of lease payments over the lease terms.

	For the Three Months Ended		For the Nine Months Ended
$'s in 000's	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$409	$337	$1,191	$1,038
Interest on lease liabilities	11	126	170	235
Operating lease cost	1,316	3,293	4,426	5,164
Variable lease cost(1)	530	208	783	395
Short-term lease cost	12	29	31	48
Sublease income	(226)	—	(679)	—
Total lease cost	$2,052	$3,993	$5,922	$6,880

(1)	Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.52	5.15
Finance leases	2.45	2.73
Weighted-average discount rate
Operating leases	5.3%	5.3%
Finance leases	5.8%	5.7%

Annual future commitments under non-cancelable leases as of September 30, 2020, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2020	$1,503	$419
2021	5,491	1,560
2022	5,182	1,394
2023	4,368	1,400
2024	2,846	332
Thereafter	3,274	20
Total minimum future obligations	$22,664	$5,125
Less interest	(2,608)	(406)
Present value of net future minimum obligations	20,056	4,719
Less current lease obligations	(4,718)	(1,467)
Long-term lease obligations	$15,338	$3,252

Supplemental cash flow information:

	Nine Months Ended	Nine Months Ended
$'s in 000's	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$170	$235
Operating cash flows from operating leases	4,334	3,110
Financing cash flows from finance leases	1,252	1,103
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	3,153	4,648
Finance leases	993	535

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

Our effective tax rate (ETR) from continuing operations was (468.0)% and (305.1)% for the three and nine months ended September 30, 2020, respectively, and 12.9% and (16.3)% for the three and nine months ended September 30, 2019, respectively, including discrete items. Income tax expense for nine months ended September 30, 2020 and 2019 was different than the U.S federal statutory income tax rate of 21% primarily due to the effect of state taxes, foreign

GILTI income inclusion, various permanent tax differences, the non-controlling interest income that is not taxable and the recognition of a valuation allowance during the three and nine months ended September 30, 2020.

The Company has assessed the realizability of the net deferred tax assets as of September 30, 2020 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $61.2 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the three and nine months ended September 30, 2020, the Company made cash distributions of $0 and $0.05 million, respectively. In the three and nine months ended September 30, 2019, the Company made cash distributions of $0.3 million and $1.6 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. During the three and nine months ended September 30, 2020, the Company relieved previously accrued distributions of $(0.8) million and $(0.4) million, respectively, and during the three and nine months ended September 30, 2019, the Company relieved previously accrued distributions by $(1.0) million and accrued $0.1 million, respectively.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
(in 000's, except for per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(64,529)	$(8,796)	$(69,122)	$(552)
Less: net loss attributable to non-controlling interests	(1,468)	(2,906)	(2,067)	(88)
Net loss attributable to PetIQ, Inc. — basic and diluted	(63,061)	(5,890)	(67,055)	(464)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	24,935	22,974	24,365	22,387
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect for conversion of Notes	—	—	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	24,935	22,974	24,365	22,387

Loss per share of Class A common stock — basic	$(2.53)	$(0.26)	$(2.75)	$(0.02)
Loss per share of Class A common stock — diluted	$(2.53)	$(0.26)	$(2.75)	$(0.02)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

For the three and nine months ended September 30, 2020 and 2019, all shares of the Company’s Class B common stock have not been included in the diluted earnings per share calculation as they have been determined to be anti-dilutive under the if-converted method, respectively.

Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the three and nine months ended September 30, 2020 and 2019, as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of September 30, 2020, 1,280 thousand shares were available for issuance under the Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provided for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of September 30, 2020, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.3 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, and $1.4 million and $4.0 million for the three and nine months ended September 30, 2019. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.91%	35.00%
Risk-free interest rate (3)	0.37%	2.74%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended September 30, 2020 was $6.70 per option. At September 30, 2020, total unrecognized compensation cost related to unvested stock options was $10.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at December 31, 2019	2,072	$24.63	$6,266	8.0
Granted	505	20.22
Exercised	(345)	23.76
Forfeited	(89)	21.44
Outstanding at September 30, 2020	2,143	$23.86	$20,332	7.6
Options exercisable at September 30, 2020	752

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At September 30, 2020, total unrecognized compensation cost related to unvested RSUs was $6.9 million and is expected to vest over a weighted average 3.0 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.5 million and $1.7 million for the three and nine months ended September 30, 2020 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2019. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended September 30, 2020.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at December 31, 2019	133	$28.85
Granted	271	20.73
Settled	(45)	26.54
Forfeited	(10)	22.27
Nonvested RSUs at September 30, 2020	349	$23.03

Note 10 – Stockholders’ Equity

Exchanges

During the nine months ended September 30, 2020 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 1,332 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of December 31, 2019	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation adjustments	—	370	370
Exchange transactions	(1,332)	1,332	—
As of September 30, 2020	3,420	25,256	28,676	11.9%	88.1%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three and nine months ended September 30, 2020 the Company owned a weighted average of 87.2% and 85.7% of Holdco, respectively.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three and nine months ended September 30, 2020, two customers individually accounted for more than 10% of sales, comprising 42% and 42% of net sales, respectively for such periods. During the three and nine months ended September 30, 2019 one and two customers individually accounted for more than 10% of sales, together comprising 23% and 35% of net sales in both such periods.

At September 30, 2020 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 44% of outstanding trade receivables, net. At December 31, 2019 two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 61% of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

On April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On June 29, 2020, the 9th Circuit Court of Appeals issued an opinion affirming the dismissal of Med Vets’ merger challenge. On July 13, 2020, the Plaintiffs filed for an en banc hearing in the 9th Circuit Court of Appeals which was unanimously denied on August 7, 2020. As no impact to the Company is considered probable or estimable, no litigation reserve has been accrued.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at September 30, 2020 and December 31, 2019 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated condensed statements of operations.

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
September 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$150,063	$12,020	$—	$162,083
Adjusted EBITDA	26,318	(223)	(14,088)	12,007
Depreciation expense	1,201	937	892	3,030
Capital expenditures	5,072	2,193	122	7,387

$'s in 000's			Unallocated
September 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$161,534	$24,491	$—	$186,025
Adjusted EBITDA	20,506	7,048	(8,296)	19,258
Depreciation expense	1,228	547	629	2,404
Capital expenditures	$188	$2,984	$210	$3,382

Financial information relating to the Company’s operating segments for the nine months ended:

$'s in 000's			Unallocated
September 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$580,650	$35,193	$—	$615,843
Adjusted EBITDA	92,448	2,878	(40,555)	54,771
Depreciation expense	3,685	2,674	2,527	8,886
Capital expenditures	10,337	5,966	1,508	17,811

$'s in 000's			Unallocated
September 30, 2019	Products	Services	Corporate	Consolidated
Net Sales	$482,224	$72,871	$—	$555,095
Adjusted EBITDA	56,030	18,147	(23,217)	50,960
Depreciation expense	2,134	1,591	1,862	5,587
Capital expenditures	1,462	3,290	376	5,128

The following table reconciles Segment Adjusted EBITDA to Net loss for the periods presented.

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted EBITDA:
Product	$26,318	$20,506	$92,448	$56,030
Services	(223)	7,048	2,878	18,147
Unallocated Corporate	(14,088)	(8,296)	(40,555)	(23,217)
Total Consolidated	12,007	19,258	54,771	50,960
Adjustments:
Depreciation	(3,030)	(2,404)	(8,886)	(5,587)
Amortization	(3,821)	(1,807)	(8,313)	(4,364)
Interest	(7,829)	(5,742)	(18,500)	(9,921)
Acquisition costs(1)	(1,083)	(1,960)	(1,815)	(5,425)
Stock based compensation expense	(2,147)	(1,601)	(6,549)	(4,747)
Integration costs and costs of discontinued clinics(2)	(307)	(1,166)	(9,611)	(2,308)
SKU Rationalization(3)	—	(6,482)	—	(6,482)
Fair value adjustment of contingent note(4)	—	(2,310)	—	(3,090)
Purchase accounting adjustment to inventory	—	(2,403)	—	(2,403)
Non same-store revenue(5)	2,884	2,583	6,119	6,254
Non same-store costs(5)	(5,378)	(5,394)	(15,476)	(12,690)
Clinic launch expenses(6)	(767)	(672)	(2,046)	(672)
Litigation expenses	(290)	—	(723)	—
COVID-19 related costs(7)	(1,600)	—	(6,033)	—
Pretax net loss	$(11,361)	$(10,100)	$(17,062)	$(475)
Income tax benefit (expense)	(53,168)	1,304	(52,060)	(77)
Net loss	$(64,529)	$(8,796)	$(69,122)	$(552)

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(3)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.
(4)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.
(5)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(6)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(7)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Supplemental geographic disclosures are below.

	Nine months ended September 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$576,756	$3,894	$580,650
Service revenue	35,193	—	35,193
Total net sales	$611,949	$3,894	$615,843

	Nine months ended September 30, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$478,979	$3,245	$482,224
Service revenue	72,871	—	72,871
Total net sales	$551,850	$3,245	$555,095

	Three months ended September 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$148,424	$1,639	$150,063
Service revenue	12,020	—	12,020
Total net sales	$160,444	$1,639	$162,083

	Three months ended September 30, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$159,922	$1,612	$161,534
Service revenue	24,491	—	24,491
Total net sales	$184,413	$1,612	$186,025

Property, plant, and equipment by geographic location is below.

	September 30, 2020	December 31, 2019
United States	$59,116	$51,397
Europe	1,293	1,128
Total	$60,409	$52,525

Note 15 – Related Parties

As discussed in Note 7– “Income Taxes”, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations. At September 30, 2020 and December 31, 2019, the Company had paid $0.04 million in advance on required tax distributions and accrued $0.4 million, respectively, for estimated tax distributions, which are included in accounts payable on the consolidated balance sheets.

As discussed in Note 5– “Debt,” the Company has notes payable to the sellers of VIP, who are significant shareholders of the Company, of $27.5 million in aggregate as of September 30, 2020 and December 31, 2019. The Company had $0.5 million in accrued interest on these notes as of September 30, 2020 and no accrued interest on these notes as of December 31, 2019. The Company paid $0.5 million in the three months ended September 30, 2020 and paid $1.2 million of interest in the nine months ended September 30, 2020. The Company paid no interest in the three months ended September 30, 2019, but paid $0.7 million in the nine months ended September 30, 2019.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $0.1 million and $0.3 million in the three and nine months ended September 30, 2020 and $0.1 million and $0.3 million in the three and nine months ended September 30, 2019, respectively.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $0.7 million and $1.0 million for the three and nine months ended September 30, 2020 and $0.6 million and $0.7 million for the three and nine months ended September 30, 2019. Mr. Chris Christensen was paid a commission of approximately $32 thousand and $50 thousand for the three and nine months ended September 30, 2020, respectively, and $28 thousand and $35 thousand for the three and nine months ended September 30, 2019, respectively, for the sale of such insurance policies to the Company.

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

We made the strategic and difficult decision to temporarily close all of our veterinarian service clinics effective March 20, 2020 to protect the health and safety of our employees, customers and retail partners. We began to reopen veterinary service locations in May 2020 and will continue the reopening, with 95% of wellness centers and mobile clinics reopened by September 30, 2020. This effort required developing a number of protocols, including curbside service at some locations, procurement of personal protective equipment, training of team members, and more to facilitate our ability to re-open. Pursuant to various State and Local executive orders and Public Health Departments, as well as the Department of Homeland Security and Centers for Disease Control and Prevention guidelines, it has determined that veterinary services are an essential business, and as such the Company does not expect an additional large scale disruption once it resumes activities.

The amount of the decrease in business that we will ultimately experience remains uncertain. This is largely due to: (i) existing concerns that many non-essential businesses and employees face permanent closure or heavy reliance on newly-established federal government programs, such as the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), in order to remain in operation and the ultimate success of these programs remains unknown; (ii) uncertainty of consumer/pet owner response and more specifically, the timing of engaged demand as the public is reintroduced to our retail environments as government restrictions are lifted or reduced; and (iii) absenteeism as it relates to employee symptoms, illness, and or exposure to COVID-19.

Our Products segment has remained in operation at our main three facilities in Springville, Utah, Omaha, Nebraska, and Daytona Beach, Florida, as well as our contract manufacturing partner in Plano, Texas. We have implemented a variety of policies and procedures to ensure the health and safety of our workforce, including staggering break times, adding additional shifts to enhance social distancing, enhancing sanitation procedures, providing personal protective equipment to employees, and requiring social distancing. We also provided a $2 an hour temporary wage increase for our production employees during the three and nine months ended September 30, 2020.

Our corporate and administrative personnel have been fully functional since we closed various administrative offices to employees and the general public, and implemented enhanced social distancing and work-from-home policies. A number of employees returned to these offices since we began re-opening, however a number of employees remain working remotely. We expect to continually review and adjust to local health conditions for the various jurisdictions in which we operate.

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

Results of Operations

The following tables set forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Product sales	$150,063	$161,534	92.6%	86.8%
Services revenue	12,020	24,491	7.4%	13.2%
Total net sales	162,083	186,025	100.0%	100.0%
Cost of products sold	116,847	140,839	72.1%	75.7%
Cost of services	12,968	17,895	8.0%	9.6%
Total cost of sales	129,815	158,734	80.1%	85.3%
Gross profit	32,268	27,291	19.9%	14.7%
General and administrative expenses	35,562	29,345	21.9%	15.8%
Contingent note revaluations loss	—	2,310	—%	1.2%
Operating loss	(3,294)	(4,364)	(2.0)%	(2.3)%
Interest expense, net	(7,829)	(5,742)	(4.8)%	(3.1)%
Foreign currency loss, net	(251)	—	(0.2)%	—%
Other income, net	13	6	0.0%	0.0%
Total other expense, net	(8,067)	(5,736)	(5.0)%	(3.1)%
Pretax net loss	(11,361)	(10,100)	(7.0)%	(5.4)%
(Provision) benefit for income taxes	(53,168)	1,304	(32.8)%	0.7%
Net loss	$(64,529)	$(8,796)	(39.8)%	(4.7)%

	For the Nine Months Ended		% of Net Sales
$'s in 000's	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Product sales	$580,650	$482,224	94.3%	86.9%
Services revenue	35,193	72,871	5.7%	13.1%
Total net sales	615,843	555,095	100.0%	100.0%
Cost of products sold	469,095	416,748	76.2%	75.1%
Cost of services	40,142	51,426	6.5%	9.3%
Total cost of sales	509,237	468,174	82.7%	84.3%
Gross profit	106,606	86,921	17.3%	15.7%
General and administrative expenses	105,744	74,333	17.2%	13.4%
Contingent note revaluation loss	—	3,090	—%	0.6%
Operating income	862	9,498	0.1%	1.7%
Interest expense, net	(18,500)	(9,921)	(3.0)%	(1.8)%
Foreign currency loss, net	(126)	(73)	(0.0)%	(0.0)%
Other income, net	702	21	0.1%	0.0%
Total other expense, net	(17,924)	(9,973)	(2.9)%	(1.8)%
Pretax net loss	(17,062)	(475)	(2.8)%	(0.1)%
Provision for income taxes	(52,060)	(77)	(8.5)%	(0.0)%
Net loss	$(69,122)	$(552)	(11.2)%	(0.1)%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Services segment sales:
Same-store sales	$9,136	$21,908	$29,074	$66,617
Non same-store sales	2,884	2,583	6,119	6,254
Net services segment sales	12,020	24,491	35,193	72,871
Products segment sales	150,063	161,534	580,650	482,224
Total net sales	162,083	186,025	615,843	555,095

Adjusted EBITDA
Products	26,318	20,506	92,448	56,030
Services	(223)	7,048	2,878	18,147
Unallocated Corporate	(14,088)	(8,296)	(40,555)	(23,217)
Total Adjusted EBITDA	$12,007	$19,258	$54,771	$50,960

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

Net sales

Consolidated Net Sales

Consolidated net sales decreased $23.9 million, or 12.9%, to $162.1 for the three months ended September 30, 2020, compared to $186.0 million for the three months ended September 30, 2019. This decrease was driven by the impact of COVID-19 related clinic closures on the services segment as well as some seasonal differences compared to the prior year in the products segment. Additionally during the three months ended September 30, 2020, a key retail partner aligned with the Company to transition a significant product program earlier than anticipated to fiscal 2021 which resulted in a loss of Products segment net sales of approximately $5 million.

Products Segment

Product sales decreased $11.5 million, or 7.1%, to $150.1 million for the three months ended September 30, 2020, compared to $161.5 million for the three months ended September 30, 2019. This decrease was driven by a seasonal acceleration of demand into the second quarter, with retailer customers drawing inventory down in the third quarter as well as the product program transition noted above.

Services Segment

Service revenue decreased $12.5 million, or 50.9%, from $24.5 million to $12.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Same-store sales decreased $12.8 million, or 58.3%, to $9.1 million for the three months ended September 30, 2020, compared to $21.9 million for the three months ended September 30, 2019. The decrease in same-store sales was driven by COVID-19 related closures. Non same-store sales increased $0.3 million or 11.7%, to $2.9 million for the three months ended September 30, 2020, compared to $2.6 million for the three months ended September 30, 2019. The increase in non same-store sales was a result of opening approximately 80 additional wellness centers in 2019, as well as the maturation of clinics opened in the past six trailing quarters, offset by the permanent closure of 15 wellness centers in the non-same store sales base and COVID-19 related closures.

Gross profit

Gross profit increased by $5.0 million, or 18.2%, to $32.3 million for the three months ended September 30, 2020, compared to $27.3 million for the three months ended September 30, 2019. This increase is due to growth in products manufactured in our Omaha Nebraska facility, which carry a higher margin than our distributed product sales.

Additionally the Company experienced a minor benefit from the purchase of Capstar® during the quarter, which is now a PetIQ product.

Gross margin increased to 19.9% for the three months ended September 30, 2020, compared to 14.7% for the three months ended September 30, 2019. This increase was driven by product sales growth primarily in higher margin items, offset by service closures and related reopening of clinics.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $6.2 million, or 21.2%, to $35.6 million for the three months ended September 30, 2020, compared to $29.3 million for the three months ended September 30, 2019. As a percentage of net sales, G&A increased from 15.8% for the three months ended September 30, 2019 to 21.9% for the third quarter of 2020, primarily driven by integration costs related to centralization efforts, costs related to the addition of overhead to support the Omaha facilities, incremental amortization expense on the newly acquired intangible assets and general growth in corporate services to correspond with the growth in the Company. This increase is offset slightly by less acquisition costs.

Products Segment

Products segment G&A decreased $1.1 million or 11.7% to $8.3 million for the three months ended September 30, 2020, compared to $9.4 million for the three months ended September 30, 2019. This decrease was driven by improved absorption of overhead into our unit costs due to higher utilization of facilities and lower product specific marketing costs (total company marketing has increased).

Services Segment

Services segment G&A increased $0.5 million, or 10.9%, to $5.1 million for the three months ended September 30, 2020, compared to $4.6 million for the three months ended September 30, 2019. This increase was driven by increased wages as the Company re-opened service locations and continued to expand its development team to facilite continued new clinic rollouts, offset by COVID-19 related closures that reduced variable costs such as host fees, and bank charges.

Unallocated Corporate

Unallocated corporate G&A increased $6.8 million, or 44.4%, to $22.1 million for the three months ended September 30, 2020, from $15.3 million for the three months ended September 30, 2019. The increase was related to the following:

◾	Increased corporate marketing efforts for approximately $1.5 million;
◾	Additional corporate compensation (both stock compensation and wages/bonus) of approximately $4.4 million, partially driven by severance accruals for integration efforts;
◾	Increased professional fees of approximately $1.5 million, primarily related to the increased size of the Company, and Sarbanes Oxley compliance efforts;
◾	Increased amortization of $1.8 million resulting from the new acquisitions; and
◾	Other variable costs related to Company growth, such as insurance and information technology.

Interest expense, net

Interest expense, net, increased $2.1 million to $7.8 million for the three months ended September 30, 2020, compared to $5.7 million for the three months ended September 30, 2019. This increase was driven by the Notes issued in May 2020 to finance the Capstar Acquisition.

Provision for income taxes

Our effective tax rate was (468.0)% and 12.9% for the three months ended September 30, 2020 and 2019, respectively, with a tax expense of $53.2 million and a tax benefit of $1.3 million, respectively. The tax rate was driven by the valuation allowance recorded on the Company’s deferred tax assets in the current period. The Company’s tax rate is impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $5.8 million, or 28.3% to $26.3 million for the three months ended September 30, 2020, compared to $20.5 million for the three months ended September 30, 2019. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily produced at our Omaha facility, offset somewhat by lower seasonality in the current period (Q2 had a higher proportion of sales than in the previous year) and a customer product program transition occurring in the quarter.

Services Segment

Services segment Adjusted EBITDA decreased $7.2 million, to ($0.2) million for the three months ended September 30, 2020, compared to $7.0 million for the three months ended September 30, 2019. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures and additional costs incurred related to re-opening, as well as converting some community clinics to wellness centers, which transitions operations into the non-same store category.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three months ended September 30, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$25,117	$(6,021)	$(30,457)	$(11,361)
Adjustments:
Depreciation	1,201	937	892	3,030
Interest	—	—	7,829	7,829
Amortization	—	—	3,821	3,821
Acquisition costs	—	—	1,083	1,083
Stock based compensation expense	—	—	2,147	2,147
Non same-store revenue	—	(2,884)	—	(2,884)
Non same-store costs	—	5,378	—	5,378
Integration costs and costs of discontinued clinics	—	—	307	307
Clinic launch expense	—	767	—	767
Litigation expenses	—	—	290	290
COVID-19 related costs	—	1,600	—	1,600
Adjusted EBITDA	$26,318	$(223)	$(14,088)	12,007

	Three months ended September 30, 2019
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$10,376	$2,991	$(23,467)	$(10,100)
Adjustments:
Depreciation	1,228	547	629	2,404
Interest	17	27	5,698	5,742
Amortization	—	—	1,807	1,807
Acquisition costs	—	—	1,960	1,960
Purchase accounting adjustment to inventory	2,403	—	—	2,403
Stock based compensation expense	—	—	1,601	1,601
Non same-store revenue	—	(2,583)	—	(2,583)
Non same-store costs	—	5,394	—	5,394
Fair value adjustment of contingent note	—	—	2,310	2,310
Integration costs and costs of discontinued clinics	—	—	1,166	1,166
Clinic launch expense	—	672	—	672
SKU Rationalization	6,482	—	—	6,482
Adjusted EBITDA	$20,506	$7,048	$(8,296)	19,258

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

Net sales

Consolidated Net Sales

Consolidated net sales increased $60.7 million, or 10.9%, to $615.8 million for the nine months ended September 30, 2020, compared to $555.1 million for the nine months ended September 30, 2019. This increase was driven by the expansion of manufactured items as a result of the Perrigo Animal Health Acquisition, other growth in the Products segment related to distributed products led by the online channel, offset by declining sales in the Services segment due to COVID-19 related closures.

Products Segment

Product sales increased $98.4 million, or 20.4%, to $580.7 million for the nine months ended September 30, 2020, compared to $482.2 million for the nine months ended September 30, 2019. This increase was driven by accelerated growth in manufactured products led by those produced in our Omaha facility and by velocity growth within current customers of distributed products, specifically the online channel.

Services Segment

Service revenue decreased $37.7 million, or 51.7%, from $72.9 million to $35.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Same-store sales decreased $37.5 million, or 56.4%, to $29.1 million for the nine months ended September 30, 2020, compared to $66.6 million for the nine months ended September 30, 2019. The decrease in same-store sales was driven by COVID-19 related closures. Non same-store sales decreased $0.1 million or 2.2%, to $6.1 million for the nine months ended September 30, 2020, compared to $6.3 million for the nine months ended September 30, 2019. The decrease in non same-store sales was a result of opening approximately 80 additional wellness centers in the 2019 period, as well as the maturation of clinics opened in the past six trailing quarters, offset by the permanent closure of 15 wellness centers in the non-same store sales base and COVID-19 related closures.

Gross profit

Gross profit increased by $19.7 million, or 22.6%, to $106.6 million for the nine months ended September 30, 2020, compared to $86.9 million for the nine months ended September 30, 2019. This increase is due to the significant

Products sales growth, and particularly in products manufactured in our Omaha Nebraska facility, which carry a higher margin than our distributed product sales, offset by a negative gross profit in services due to COVID-19 related closures.

Gross margin increased to 17.3% for the nine months ended September 30, 2020, from 15.7% for the nine months ended September 30, 2019, driven by product sales growth primarily in higher margin items, offset by the declines in Services due to COVID-19 related closures.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $31.4 million, or 42.3%, to $105.7 million for the nine months ended September 30, 2020, compared to $74.3 million for the nine months ended September 30, 2019. As a percentage of net sales, G&A increased from 13.4% for the nine months ended September 30, 2019 to 17.2% for the nine months ended September 30, 2020, primarily driven by a $7.8 million in expense related to the termination of a contract, costs related to the addition of overhead in and to support the Omaha facilities, and growth in corporate services.

Products Segment

Products segment G&A increased $3.2 million or 15.2% to $24.2 million for the nine months ended September 30, 2020, compared to $21.0 million for the nine months ended September 30, 2019. This increase was driven by acquisitions, resulting in approximately $6.4 million in G&A costs related to the acquired Perrigo Animal Health business in the first six months of the year, primarily selling and distribution expenses. This was offset by a reduction in other costs, like the centralization of certain functions like Company wide marketing to the corporate segment.

Services Segment

Services segment G&A decreased $0.3 million, or 2.5%, to $11.8 million for the nine months ended September 30, 2020, compared to $12.1 million for the nine months ended September 30, 2019. This decrease was driven by variable costs in supporting the Services revenue decreases due to COVID-19 closures, including host fees, marketing, and bank charges. Offset slightly due to growth from continuing to build the team

Unallocated Corporate

Unallocated corporate G&A increased $28.6 million, or 69.4%, to $69.8 million for the nine months ended September 30, 2020, from $41.2 million for the nine months ended September 30, 2019. The increase was related to the following:

◾	Increased corporate marketing efforts for approximately $6.2 million;
◾	Additional corporate compensation (both stock compensation and wages/bonus) of approximately $8.9 million, partially related to the severance accruals as part of integration activities;
◾	Increased professional fees and licensing costs, primarily related to the increased size of the Company, as well as Sarbanes Oxley compliance costs;
◾	Higher amortization on the inclusion of the Perrigo Animal Health Acquisition for the full year as well as new 2020 intangible asset acquisitions;
◾	A contract termination cost related to the transition from the Perrigo Animal Health Acquisition of $7.8 million, and
◾	Other variable costs related to Company growth, such as insurance and information technology.

Interest expense, net

Interest expense, net, increased $8.6 million to $18.5 million for the nine months ended September 30, 2020, compared to $9.9 million for the nine months ended September 30, 2019. This increase was driven by additional debt taken on to fund the Perrigo Animal Health Acquisition during 2019 as well as the Convertible Notes entered into during May 2020.

Provision for income taxes

Our effective tax rate was (305.1)% and (16.3%) for the nine months ended September 30, 2020 and 2019, respectively, with a tax expense of $52.1 million and $0.1 million. The tax rate was driven by the valuation allowance recorded on the Company’s deferred tax assets in the current period.  The Company’s tax rate is impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $36.5 million, or 65.2% to $92.4 million for the nine months ended September 30, 2020, compared to $56.0 million for the nine months ended September 30, 2019. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily produced as the newly acquired Omaha facility.

Services Segment

Services segment Adjusted EBITDA decreased $15.2 million, or 84.0%, to $2.9 million for the nine months ended September 30, 2020, compared to $18.1 million for the nine months ended September 30, 2019. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures, as well as converting some community clinics to wellness centers, which transitions operations into the non-same store category.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Nine months ended September 30, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$88,384	$(16,853)	$(88,593)	$(17,062)
Adjustments:
Depreciation	3,685	2,674	2,527	8,886
Interest	—	—	18,500	18,500
Amortization	—	—	8,313	8,313
Acquisition costs	—	—	1,815	1,815
Stock based compensation expense	—	—	6,549	6,549
Non same-store revenue	—	(6,119)	—	(6,119)
Non same-store costs	—	15,476	—	15,476
Integration costs and costs of discontinued clinics	—	—	9,611	9,611
Clinic launch expense	—	2,046	—	2,046
Litigation expenses	—	—	723	723
COVID-19 related costs	379	5,654	—	6,033
Adjusted EBITDA	$92,448	$2,878	$(40,555)	$54,771

$'s in 000's	Nine months ended September 30, 2019
September 30, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$44,460	$9,363	$(54,298)	$(475)
Adjustments:
Depreciation	2,134	1,591	1,862	5,587
Interest	51	85	9,785	9,921
Amortization	—	—	4,364	4,364
Acquisition costs	—	—	5,425	5,425
Stock based compensation expense	—	—	4,747	4,747
Purchase accounting adjustment to inventory	2,403	—	—	2,403
Non same-store revenue	—	(6,254)	—	(6,254)
Non same-store costs	—	12,690	—	12,690
Fair value adjustment of contingent note	—	—	3,090	3,090
Integration costs and costs of discontinued clinics	500	—	1,808	2,308
Clinic launch expense(5)	—	672	—	672
SKU Rationalization	6,482	—	—	6,482
Adjusted EBITDA	$56,030	$18,147	$(23,217)	$50,960

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(64,529)	$(8,796)	$(69,122)	$(552)
Plus:
Tax expense (benefit)	53,168	(1,304)	52,060	77
Depreciation	3,030	2,404	8,886	5,587
Amortization	3,821	1,807	8,313	4,364
Interest	7,829	5,742	18,500	9,921
EBITDA	$3,319	$(147)	$18,637	$19,397
Acquisition costs(1)	1,083	1,960	1,815	5,425
SKU Rationalization(2)	—	6,482	—	6,482
Stock based compensation expense	2,147	1,601	6,549	4,747
Purchase accounting adjustment to inventory	—	2,403	—	2,403
Non same-store revenue(3)	(2,884)	(2,583)	(6,119)	(6,254)
Non same-store costs(3)	5,378	5,394	15,476	12,690
Fair value adjustment of contingent note(4)	—	2,310	—	3,090
Integration costs and costs of discontinued clinics(5)	307	1,166	9,611	2,308
Clinic launch expenses(6)	767	672	2,046	672
Litigation expenses	290	—	723	—
COVID-19 related costs(7)	1,600	—	6,033	—
Adjusted EBITDA	$12,007	$19,258	$54,771	$50,960

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.
(3)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(4)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.
(5)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(6)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

(7)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of September 30, 2020 and December 31, 2019, our cash and cash equivalents were $57.8 million and $27.3 million, respectively. As of September 30, 2020, we had $15.0 million outstanding under a revolving credit facility, $217.8 million under a term loan, $143.8 million of outstanding Notes, and $44.5 million in other debt. Our debt agreements bear interest at rates between 2.3% and 6.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30, 2020 and December 31, 2019, we had working capital (current assets less current liabilities) of $146.9 million and $112.4 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash provided by operating activities was $13.8 million for the nine months ended September 30, 2020, compared to cash used in operating activities of $8.6 million for the nine months ended September 30, 2019. The change in operating cash flows primarily reflects lower earnings which were driven by non cash charges and increased cash provided by changes in working capital items. Working capital changes are driven by slowing accounts receivable growth and growth in accounts payable. Net changes in assets and liabilities accounted for $4.2 million in cash used in operating activities for the nine months ended September 30, 2020 compared to $27.1 million of cash used in operating activities for the nine months ended September 30, 2019.

Cash used in Investing Activities

Net cash used in investing activities was $113.5 million for the nine months ended September 30, 2020, compared to $190.1 million for the nine months ended September 30, 2019. The decrease in net cash used in investing activities is a result of the purchase of Perrigo Animal Health, offset by the current Acquisition of Capstar®.

Cash provided by Financing Activities

Net cash provided by financing activities was $130.2 million for the nine months ended September 30, 2020, compared to $142.9 million for the nine months ended September 30, 2019. The change in cash provided by financing activities is primarily driven by the Company’s the issuance of Notes and the purchase of Capped call options, compared to financing obtained for the purchase of Perrigo Animal Health. During the nine months ended September 30, 2020, we received $137.9 million of proceeds from the issuance of 4.0% Convertible Senior Notes Due 2026 (the “Notes”), net of issuance costs, paid $14.8 million for privately negotiated convertible note hedge transactions (“Capped Call”).

Description of Indebtedness –

Convertible Notes

On May 19, 2020, the Company issued $143.8 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2026 pursuant to the indenture (the “Indenture”), dated as of May 19, 2020. The total net proceeds from the Notes offering, after deducting debt issuance costs paid or payable by us, was $137.9 million. The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2026, unless earlier repurchased, redeemed or converted. Before January 15, 2026, holders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 15, 2026, holders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at its election. The initial conversion rate is 33.7268 shares of Class A common stock per $1,000 principal amount of Notes. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 13%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $53.3 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual terms of the Notes.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of September 30, 2020, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of September 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of September 30, 2020, $15.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 2.3% at September 30, 2020.

A&R Term Loan Credit Agreement

The Company amended and restated the existing term loan credit agreement of Opco (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The $220.0 million A&R Term Loan Credit Agreement has an interest rate equal to the Eurodollar rate plus 4.50%. The A&R Term Loan Credit Agreement calls for 1% of the original loan balance to be paid annually via equal quarterly payments, with the balance of the loan due  on the sixth anniversary of the agreement.

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of September 30, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In July 2020, the Company entered into the Agreement.  See Note 2 – “Business Combinations and Asset Acquisitions”.  The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest.  The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million.

In connection with the VIP Acquisition, the Company entered into a guarantee note and the Contingent Notes (together the “Notes Payable – VIP Acquisition”), which have a collective balance of $27.5 million and require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2020, we had variable rate debt of approximately $232.8 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the nine months ended September 30, 2020 by approximately $3.1 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, this Report and other reports filed from time to time with the Securities and Exchange Commission.

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

As previously disclosed, on April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On June 29, 2020, the 9th Circuit Court of Appeals issued an opinion affirming the dismissal of Med Vets’ merger challenge. On July 13, 2020, the Plaintiffs filed for an en banc hearing in the 9th Circuit Court of Appeals which was unanimously denied on August 7, 2020. As no impact to the Company is considered probable or estimable, no litigation reserve has been accrued.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at September 30, 2020, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

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

As the U.S. faces the novel COVID-19 pandemic, the Company is following the recommendations of government and health authorities to minimize exposure for its veterinarians, associates, customers and retail partners. As a result, the Company announced on March 19, 2020 that it temporarily closed all of its veterinary community clinics and wellness centers effective Friday, March 20, 2020, 95% of which had reopened as of September 30, 2020. The Company will closely monitor this global health crisis to reopening its community clinics and wellness centers as quickly as practical. The Company will continue to reassess its strategy on a regular, ongoing basis as the situation evolves. Additionally, the rapid spread of COVID-19 globally also has resulted in travel restrictions and disruption and shutdown of certain businesses in the U.S., including those of certain of our retail partners. We may experience impacts from changes in customer behavior related to pandemic fears, quarantines and market downturns, as well as impacts on our workforce if the virus becomes widespread in any of our markets. For example, the Company has experienced an elevated level of absenteeism due to COVID-19 related illnesses and as a result between 12% and 16% of service segment operations are temporarily closed week to week. If the virus were to affect a significant amount of the workforce employed or operating at our facilities, we may experience delays or the inability to produce and deliver products to our retail partners on a timely basis. In addition, one or more of our customers, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. The global scale and scope of COVID-19 is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. The extent to which the coronavirus impacts the Company’s results will ultimately depend on future developments, which are highly uncertain and will include the duration of our wellness center and community clinic closures as well as closures of our retail partners, emerging information concerning the severity of COVID-19 and the actions taken by governments and private businesses to attempt to contain COVID-19. However, the Company believes COVID-19 is likely to result in an adverse impact on our business, results of operations and financial condition, at least for the near term.

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

PETIQ, INC.

November 6, 2020	/s/ John Newland
John Newland
Chief Financial Officer