Form 10-K
period 2020-12-31
PetIQ, Inc.
filed 2021-03-01
CIK 1668673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ◻     No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ◻     No   ⌧

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

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ⌧ No

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $725.8 million. Shares of Class A common stock held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2021, we had 26,048,033 shares of Class A common stock and 2,893,761 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2020, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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

Item 1 - Business

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail, including veterinary, channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare (“VIP”), operates in over 2,900 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary services and related product sales provided by the Company directly to consumers.

We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all of the business and affairs of Opco.

Our Industry

Attractive Pet Industry Trends. By year-end 2020, in the wake of a pet acquisition surge triggered by COVID-19, approximately 58% of total U.S. households owned a dog or a cat, compared to 50% of total U.S. households in 2010, according to Packaged Facts. Stay-at-home/work-from-home trends, demographic trends in pet ownership and changing attitudes toward pets support our continued growth, through the following:

∎

Pet Humanization: In the United States, according to Packaged Facts data for 2020, 95% of dog or cat owners strongly or somewhat agree that they view their pets as family members. In addition, in 2020, 86% of dog owners and 84% of cat owners agreed that their pets have had a positive impact on their mental health. With pets increasingly viewed as companions, friends and family members, pet owners behave like “pet parents” with a strong inclination for spending disposable income to meet all of their pets’ needs during all economic cycles. Pets have become a household and individual spending priority.

∎

Increasing Consumer Focus on Pet Health and Wellness: Consumers are exhibiting greater interest in improved health for their pets and, as a result, are increasing their spending on veterinary care as well as purchases of the most effective veterinarian-grade pet products and supplies. In 2020, in the wake of COVID-19, Packaged Facts data show that 42% of dog owners and 43% of cat owners are paying closer attention to their pets’ health and wellness. In addition, 32% of dog/cat owners who consider their pets part of the family are concerned about the affordability of routine health care for their pets and 42% are concerned about the affordability of emergency care for their pets. Pet owners of all demographic and income levels aspire to purchase leading veterinarian-grade treatments.

∎

Increasing Pet Age and Incidents of Pet Disease: Pets are living longer and, as a result, have increasing medical needs. Packaged Facts cites Association for Pet Obesity Prevention (APOP) data for 2018 show that 56% of dogs and 60% of cats are overweight, and Packaged Facts cites Merck Animal Health estimates from 2018 that up to 75% of older dogs have heart disease. Packaged Facts also found in a July-August 2020 survey that 38% of dog and 36% of cat owners have a pet that is 7 years old or older, and in a November-December 2020 survey that 17% of dog owners report having pets with aging-related special needs.

∎

Increasing Market Size and Consumer Spending: Pet spending in the United States has steadily increased every year since 1994, with Americans spending approximately $98 billion on pet products and services for their pets in 2020, up from $73 billion in 2014. Packaged Facts projects the total U.S. pet products and services market to grow at a CAGR of 5% from 2020 to 2024.

Strong Growth in Pet Products. According to Packaged Facts, the $98.0 billion U.S. consumers spent on pet products and services in 2020 nearly doubled 2010 spending of $53.7 billion. Veterinary channel sales of pet medications grew from an estimated $7.3 billion in 2019 to $7.7 billion in 2020, and overall retail sales of pet medications and supplements are estimated to grow from $9.7 billion in 2018 to $11.2 billion in 2020, according to Packaged Facts, with pet supplement sales growing from $636 million in 2018 to $797 million in 2020 in keeping with increasing consumer attention to pet health and wellness. Additionally, our innovative pet treats compete in the U.S. dog and cat treat market, which has grown every year since 2012. According to Packaged Facts, the U.S. dog and cat treat market has grown from $6.5 billion in 2018 to $7.3 billion in 2020.

Growth of Pet Medication Purchases from Retail Channel. We believe the market for pet medication and health and wellness products in the retail channel will likely outpace growth in the broader pet industry. The pet owner has increasingly purchased veterinarian grade pet products from the retail channel including both brick and mortar and online offerings. We believe that migration will continue in the future as more consumers take advantage of the convenience of their local retail store and online, become aware of the significant cost savings that retail channels can deliver, and our product penetration at retail increases. Additionally, there is a significant segment of pet owners who have not sought pet health care for a variety of reasons. Our affordable high-quality products will help unlock demand and provide customers the leading treatments they want at prices they can afford as the estimated retail share of the U.S. pet medication industry has remained strong and stable over the past decade. In addition, we have strong relationships with established distribution to veterinarians and believe we are uniquely positioned to provide veterinarian services within the retail channel, and continue to benefit from this channel expansion.

Our Business Strategy

There are significant opportunities to grow our brand awareness, increase our net sales and profitability and deliver shareholder value by executing on the following initiatives:

Grow Consumer Awareness of Our Products in the Retail Channel. We are an established category creator in the pet health and wellness and medication market.  While we maintain strong relationships with the top distributors to the veterinary channel, we have strong penetration of the retail channel and high awareness among retailers. With our broad retail network that includes the top U.S. retailers, we are increasingly focused on providing these retailers with excellent value and on building consumer awareness and converting more pet owners to use products we manufacture or distribute. As retailers continue to see the value our proprietary products bring to their bottom line and in helping them compete with other OTC channels, and as pet owners learn that our proprietary value-branded products offer the same active ingredients as leading brands at lower prices, we believe our share of the overall pet Rx and OTC medications and health and wellness products market will continue to grow.

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

Provide Veterinarian Services in Conjunction with our Retail Partners. Through our Services segment, we participate in the veterinary services industry, which grew from $28.5 billion in 2018 to $31.0 billion in 2020, according to Packaged Facts.  This growth equally reflects increased consumer focus on pet health and the veterinary industry’s effective response to COVID-19 related challenges. We provide a comprehensive suite of services at 2,900 community clinic locations and wellness centers hosted at retailers across 41 states, which includes diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. We believe we have the ability to expand those offerings within our existing retail footprint, which will provide an additional earnings stream, as well as drive pet parent traffic to our retail partners for the purchase of pet medication and health and wellness products, thereby expanding the sales of our product offerings through our retail partners. In addition, we opened 27 wellness centers within retail partners in 2020 and we expect to open 1,000 wellness centers by 2024. We believe that our wellness centers will help us address the $10.0 billion underserved veterinary market according to L.E.K. Consulting, consisting of an estimated $7.4 billion of services and an estimated $2.6 billion in related product revenue generated from such services based on management estimates.

Human Capital

The Company employed approximately 2,072 people as of December 31, 2020, of which 2,034 are employed within the United States. Our workforce is comprised of approximately 49% full time and 51% part time employees. Of our total employees, approximately 1,561 of our employees worked in our Services division. In addition, we regularly contract with veterinarians to provide veterinary services in our mobile community clinics and wellness centers.  During the year ending December 31, 2020, we had approximately 2,700 veterinarians that were independent contractors.

COVID-19 provided us with a defining moment to support and further develop and entrench our employee-centric culture. This year, we enhanced the ways we help our employees care for themselves and their families including:

●	Paying all Services segment employees at two-thirds pay with full benefits during the three to seven month period of clinic closures.
●	Offering Families First Coronavirus Employee Paid Leave rights, encouraging employees to care for COVID-impacted family members.
●	Arranging for work from home options for office employees.
●	Enhancing our Company-wide paid, sick-leave policy.

The animal health industry is highly competitive and PetIQ is a fast growing company. We hired 1,054 new team members in 2020. PetIQ’s benefit offerings are designed to meet the evolving needs of a diverse workforce across the Company. Attraction and retention of key talent is a focal point for the Company. To support these objectives, our human resources programs are designed to reward and support employees through competitive pay and benefits; support and facilitate internal talent mobility; and evolve and invest in technology, tools, and resources to enable employees at work. Some examples of key programs and initiatives that are focused to attract and retain our workforce include:

●	The Company established four core values that serve as the foundation for our business: commitment, quality, integrity and teamwork.
●	The Company has implemented an annual review process which is a culmination of multiple touch-points between employees and managers to focus on development programs and career paths/succession.
●	The Company holds quarterly Town Halls to invite dialogue among employees and leaders.
●	The Company works to continuously improve and promote health and wellness resources. During COVID-19, the Company adopted several policies supporting supplemental personal and family leave as well as remote-working flexibility.

●	Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents.

●	Investment in paid days off and annual financial support for continuing education for the Company’s employee veterinarians.
●	The Company encourages and supports renewal of all professional licenses and professional memberships.
●	The Company encourages and financially rewards employee veterinary talent referrals reinforcing our search for key veterinary talent.
●	The Company offers total rewards to all employees to include competitive pay, various output related bonus plans in both the Service and Product segments, a 401(k) plan with three percent Company match, paid time off, maternity leave, health, vision and dental insurance, and other ancillary benefits.

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

Our Products

Through our Products segment, we are a manufacturer and distributor of pet medication and health and wellness products to the retail channel, and also have strong relationships with distribution to veterinarians.  We focus our product offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications, and wellness products. We offer and supply these products to customers primarily in the United States.

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

We also sell to retailers more than 330 SKUs of the most popular pet Rx medications, in multiple formats, that previously had only been available primarily through the veterinarian channel. These retailers then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx medications that we distribute include Nexgard®, Heartgard® Plus and Vetmedin®.

OTC Medications and Supplies

The OTC medications we sell are primarily within the flea and tick control and behavior management categories of the broader Health & Wellness industry. These products are available in multiple forms that consumers choose between, such as spot on (topical) treatments, chewables, oral tablets and collars.

We sell to the retail channel more than 450 SKUs of the most popular leading OTC-branded and value-branded medications within the Animal Health OTC category. With the 2019 acquisition of the Perrigo Animal Health business unit, we have now expanded our manufacturing capabilities to include multiple product forms within flea & tick control. Most of our manufactured OTC Medication volume is represented by PetArmor, Capstar, Sentry and Sergeants brands.

Health and Wellness Products

Our health and wellness products include specialty treats and other pet products such as dental treats and nutritional supplements (including hip and joint, vitamins and skin and coat products). We manufacture and distribute more than 400 SKUs of proprietary wellness products for dogs and cats, mainly under our PetArmor, VetIQ, Minties and Sentry product lines.

Specific products in this category include dental treats, such as Minties dental treats; nutritional supplements, such as our VetIQ products, hip and joint chews, vitamin chews and treats that disguise medication to aid in pets’ pill ingestion; and treats, such as our Pur Luv, Vet Works & Betsy Farms dog treats.

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

Channels

Traditional industry sales channels for pet Rx medications, OTC medications, and other health and wellness products include sales through the veterinarian, retail and e-commerce channels, depending primarily on the product involved.  In recent years the retail and e-commerce channels have become intertwined with brick and mortar retailers expanding their online presence and online retailers opening brick and mortar stores.

Historically, pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail outlets, which offer consumers access to these products at lower prices and in more convenient locations. Our retail channel sales are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Walmart, Target and Kroger); (ii) club stores (e.g., Sam’s Club, Costco Wholesale and BJ’s Wholesale Club); (iii) pet specialty stores (e.g., PetSmart, Petco and independent pet stores); (iv) e-commerce (e.g., Chewy.com and Amazon.com); and (v) independent pharmacies and pharmacy distributors. We believe we are a key participant in the sales growth of pet medication products to the retail channel, with the additional benefit of having access to the veterinary channel through solid relationships with established distributors.

Customers

Approximately 99% of our 2020 and 2019 net sales were generated from customers located in the United States and Canada, with the remainder from foreign locations. Our customers are primarily national superstore chains, e-commerce retailers, and national pet superstore chains, such as Walmart, Sam’s Club, Costco, PetSmart, Petco, Kroger, Target, Chewy.com, Amazon, and The Tractor Supply Company. We supply each of these customers on a national basis. Our largest retail customers in 2020 were Chewy.com and Walmart, which represented 31% and 11%, respectively, of our net sales. Our largest retail customers in 2019 were Chewy.com and Walmart, which represented 22% and 12%, respectively, of our net sales.

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

Fulfillment, Warehousing and Shipping

To accomplish efficient fulfillment for Rx medication products across the United States into retail, we utilize our established medication distribution channels with our distribution partner, Anda, Inc. We have a multi-year contract with Anda, Inc., which automatically renews for successive two year terms.

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

At the Florida facility where our Rx and some OTC medications are held for distribution, we maintain a Veterinary Prescription Drug Wholesale Distributor license with the State of Florida Department of Business and Professional Regulation, which is the same government entity that regulates distribution facilities for human medications. In connection with our maintenance of this license, the State of Florida conducts random inspections of our facility. To pass these inspections, we must demonstrate safety compliance at the highest standard, including maintaining correct plant temperatures and environmental controls.

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

Competition

The pet medication and health and wellness industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, quality, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Elanco (formerly Bayer AG), Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Manna Pro, Nestlé S.A. (“Nestlè”), Spectrum Holdings, Promika LLC, Tevra Brands (“Tevra”), and The J.M. Smucker Company (“Smucker”), most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

Our retail customers compete with veterinarians for the sale of Rx and OTC pet medications and other health and wellness products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products during a veterinarian visit. In order to effectively compete with veterinarians, we and retail partners must continue to price competitively and to educate pet owners about the product availability, service and savings offered by purchasing pet medications and other health products in their retail stores or from their websites.

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

Our Trademarks and Other Intellectual Property

We believe that our intellectual property is valuable and has contributed to the success of our business. Our primary trademarks include “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera” and “Delightibles” all of which are registered with the U.S. Patent and Trademark Office. We also have numerous other trademark registrations and pending applications, in the U.S., Canada and Europe, for product names that are central to our branding. Our trademarks are assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.petarmor.com, www.vetiqpetcare.com, www.vippetcare.com, petvet.vippetcare.com, www.vetiq.com, www.advecta.com, www.sentrypetcare.com, www.sergeants.com, www.delightibles.com and www.mintiestreats.com, which are important to the successful implementation of our marketing and advertising strategy. We also have patents and pending patent applications for products, formulas and packaging that we consider important to our business.  Including various methods of use, interomone, pheromone compositions and spot-on pesticide compositions. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Item 1A – Risk Factors

Our business, results of operations and financial condition may be materially adversely affected by a number of factors, including the following:

Risks Related to Our Business and Industry

There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and its related effects will impact the U.S. economy and related demand for our products and services and, as a result, our business and future operating results and financial condition.

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. It has resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and causing weakened economic conditions and an economic slowdown and recession.  There is significant uncertainty regarding the extent to which and how long COVID-19 and its related effects will impact the U.S. economy and related demand for our products and services. The extent to which COVID-19 will impact our business and operating results during 2021 will depend on future developments, including the duration and continued spread of COVID-19, the availability and effectiveness of vaccines, and the impact on our customers and employees, as well as the U.S. economy, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic may have other adverse effects on our business, operating results and financial condition, including changes in customer and consumer behavior related to pandemic fears, quarantines and market downturns, as well as impacts on our workforce if the virus becomes widespread in any of our markets. For example, the Company has experienced an elevated level of absenteeism due to COVID-19 related illnesses and as a result between 12% and 16% of service segment operations are temporarily closed week to week. If the virus were to affect a significant amount of the workforce employed or operating at our facilities, we may experience delays or the inability to produce and deliver products to our retail partners on a timely basis. In addition, one or more of our customers, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the COVID-19 pandemic. This inherent uncertainty, due in part to rapidly changing governmental directives, public health challenges and progress, including the availability and effectiveness of vaccines, and market reactions thereto, makes it challenging for our management to estimate the future performance of our business and plan accordingly. Should the potential adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, it is likely to result in an adverse impact on our business, results of operations and financial condition, at least for the near term.

Finally, the impacts from the COVID-19 pandemic and efforts to contain it heighten the risks described in other risk factors in this Form 10-K.

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

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:

●	problems integrating the purchased business, facilities, technologies or products;
●	issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions, investments or strategic alliances;
●	diversion of management’s attention from our existing business;
●	adverse effects on existing business relationships with suppliers, contract manufacturers, and retail customers;
●	risks associated with entering new markets in which we have limited or no experience;
●	potential loss of key employees of acquired businesses; and
●	increased legal and accounting compliance costs.

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

Our largest retail customers in 2020 were Chewy.com and Walmart, which accounted for 31% and 11%, respectively, of our net sales. Our largest retail customers in 2019 were Chewy.com and Walmart, which accounted for 22% and 12%, respectively, of our net sales. No other retail customer has accounted for 10% or more of our net sales during these two years. If we were to lose any of our key customers, or if any of our key customers reduce the amount of their orders, consolidate, reduce their store footprint, experience financial or operational difficulties or generate less traffic, our business, financial condition and results of operations may be materially adversely affected.

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

We may not be able to successfully implement our growth strategy in our Products segment on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy, including introducing products and expanding into new markets, attracting new consumers to our brand and sub-brands, improving placement of our products in the stores of our retail customers, and expanding our distribution and online sales through our retail partners. Our ability to implement this growth strategy depends, among other things, on our ability to:

●	develop new proprietary value-branded products and product line extensions that appeal to consumers;
●	continue to effectively compete in our industry;
●	increase our brand and sub-brand recognition by effectively implementing our marketing strategy and advertising initiatives;
●	maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;
●	expand and maintain brand and sub-brand loyalty;
●	secure shelf space and wellness center space in the stores of our retail customers;
●	increase profitability of our mobile clinics or wellness centers; and
●	enter into distribution and other strategic arrangements with traditional retailers and other potential distributors of our products.

We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations may be materially adversely affected.

We may be unsuccessful in opening new wellness centers, which could adversely affect our growth

One of the key means to achieving our growth strategy is through opening new clinics, both wellness centers and mobile clinics, and operating those on a profitable basis. During 2020, we have opened 27 new wellness centers within retail partners and we plan to open an additional 130 to 170 wellness centers in 2021 with an expected 1,000 wellness centers by the end of 2024. Our ability to open new clinics is dependent upon a number of factors, many of which are beyond our control, including our ability to:

●	identify locations and retail partners that can support our wellness centers;
●	compete for sites;
●	reach acceptable lease or host arrangement terms;
●	hire, train, and retain the skilled veterinarians and skilled employees necessary to staff the clinics and wellness centers;
●	obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals;
●	respond effectively to any changes in local, state, and federal law and regulations that adversely affect our ability to open new wellness centers or clinics; and
●	control construction and other launch costs to open the wellness centers and clinics.

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

The pet products and services retail industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, quality, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Elanco (formerly Bayer AG), Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc., Nestlé S.A, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

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

The United States has from time to time experienced challenging economic conditions, including the COVID-19 pandemic,  and the global financial markets have recently undergone and may continue to experience significant volatility and disruption. Our business, financial condition and results of operations may be materially adversely affected by a challenging economic climate, including adverse changes in interest rates, volatile commodity markets and inflation, contraction in the availability of credit in the market and reductions in consumer spending. The keeping of pets and the purchase of pet-related products may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. As a result, a slow-down in the general economy may cause a decline in demand for our products. In addition, we cannot predict how worsening economic conditions would affect consumer behavior and our retail customers and suppliers, generally. If economic conditions result in decreased spending on pets and have a negative impact on our retail customers and suppliers, our business, financial condition and results of operations may be materially adversely affected.

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

We have outstanding debt with variable interest rates based on LIBOR. Advances under our revolving credit facility and our term loan facility generally bear interest based on (i) the Eurodollar Rate (as defined in our credit agreements and calculated using LIBOR) or (ii) the Base Rate (as defined in our credit agreements). The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rates may replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. If LIBOR ceases to exist after 2021, the interest rates on our revolving credit facility and our term loan facility will be based on the Base Rate or an alternative benchmark rate, which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities

The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and improve existing products, and expand into new offerings.

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

Our success depends in part on our ability to protect our intellectual property rights. Our trademarks such as “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “PetLock,” “Heart Shield Plus,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera,” and “Delightibles” and others are assets that support our brand, sub-brands and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and/or processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property rights and trade secrets in foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

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

We have obligations to respect third-party intellectual property. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us, our suppliers, or our retail customers and may continue to do so in the future. Although we believe that our products and manufacturing processes do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions of infringement of other parties, we may from time to time be found to infringe on the proprietary rights. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent application is published, and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. Such claims that our products or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. In part due to the complex technical issues and inherent uncertainties in intellectual property litigation, we cannot predict whether we will prevail in such proceedings. If such proceedings result in an adverse outcome, we could, among other things, be required to:

●	Pay substantial damages (potentially treble damages in the United States);
●	cease the manufacture, use or sale of the infringing products;
●	discontinue the use of the infringing processes;
●	expend significant resources to develop non-infringing processes;
●	expend significant resources to litigate matters or to develop non-infringing processes; and
●	enter into licensing arrangements with the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	fines, warning letters or holds on target animal studies;
●	refusal by applicable regulatory authorities to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil or criminal penalties.

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

If we fail to comply with governmental regulations applicable to our Services business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

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

We incurred a net loss of $77.5 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $93.4 million. We expect to continue to incur significant product commercialization and regulatory, sales and marketing, clinic opening, and other expenses. In addition, our general and administrative expenses increased following prior acquisitions to support the larger combined Company and product portfolio. The net income we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to attain and sustain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. Our failure to maintain profitability could negatively impact the value of our Class A common stock.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new product and clinic launches;
●	the timing and extent of customer inventory management decisions;
●	our ability to procure product in a cost effective manner;
●	expansion to new customers or product categories;
●	seasonality of services;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to use of pet products outside the veterinary channel; and
●	taxes

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our flea and tick product offerings are most significant in the first half of the year, both leading up to and throughout the spring and summer seasons. Adverse weather conditions may also affect customer traffic to our customers or our ability to meet customer delivery requirements.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of the Company more difficult without the approval of our board of directors. Among other things:

●	a staggered board of directors;
●	removal of directors, only for cause, by a supermajority of the voting power of stockholders entitled to vote;
●	a provision denying stockholders the ability to call special meetings;
●	a provision denying stockholders the ability to act by written consent;

●	provisions waiving the corporate opportunity doctrine with respect to Certain Sponsors and their affiliates;
●	advance notice requirements for stockholder proposals and nominations;
●	amendment of our amended and restated charter by a supermajority of the voting power of stockholders entitled to vote; and
●	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.

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

We are subject to taxes by the U.S. federal, state and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation; or
●	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2 - Properties

The following table sets forth the location, size, use and lease expiration date of our material properties as of December 31, 2020.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2022
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2024
Omaha, Nebraska	131,150 square feet	Manufacturing; office	Owned
Omaha, Nebraska	349,680 square feet	Distribution warehouse	September 30, 2026
Eagle, Idaho	14,000 square feet	Corporate Headquarters	Owned

We are obligated under non-cancelable leases for the facilities we do not own. Our leases have varying terms, typically with three to five year renewal options.

We believe that our current properties are adequate for our intended purposes and represent sufficient capacity for our near term plans.

Item 3 – Legal Proceedings

For a discussion of our “Legal Proceedings,” refer to Note 13 – Legal Proceedings and Contingencies in the notes to our audited consolidated financial statements of this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 26, 2021, there were approximately 12 holders of record of our Class A common stock and 18 holders of record of our Class B common stock. The holders of our Class B common stock also hold LLC interests in Holdco.  There is no public market for these interests. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from July 26, 2017 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $23.64 on July 26, 2017 and in the NASDAQ Composite and the Russell 2000 on July 26, 2017. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	PetIQ	NASDAQ Composite	Russell 2000
July 26, 2017	$100.00	$100.00	$100.00
December 31, 2017	92.39	107.48	106.46
December 31, 2018	99.28	103.31	93.50
December 31, 2019	105.96	139.70	115.68
December 31, 2020	162.65	200.67	136.93

Item 6 – Selected Financial Data

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We conduct our business through PetIQ, LLC and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this report. This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons of 2020 to 2019. Discussions of 2018 items and year-to-year comparisons of 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2019.This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP, operates in over 2,900 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary services, and related product sales, provided by the Company directly to consumers.

We are the sole managing member of Holdco, which is the sole member of Opco and, through Holdco, operate and control all of the business and affairs of Opco.

Coronavirus Disease (COVID-19) Considerations

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. It has resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and causing weakened economic conditions and an economic slowdown and recession.  There is significant uncertainty regarding the extent to which and how long COVID-19 and its related effects will impact the U.S. economy and related demand for our products and services. The extent to which COVID-19 will impact our business and operating results during 2021 will depend on future developments, including the duration and continued spread of COVID-19, the availability and effectiveness of vaccines, and the impact on our customers and employees, as well as the U.S. economy, all of which are highly uncertain and cannot be predicted.

We made the strategic and difficult decision to temporarily close all of our veterinarian service clinics effective March 20, 2020 to protect the health and safety of our employees, customers and retail partners. We began to reopen veterinary service locations in May 2020 with 95% wellness centers and mobile clinics reopened by September 30, 2020.  This effort required developing a number of protocols, including curbside service, development of a virtual line management process, procurement of personal protective equipment, training of team members, and more to facilitate our ability to re-open.  Pursuant to various State and local executive orders and Public Health Departments, as well as the Department of Homeland Security and Centers for Disease Control and Prevention guidelines, it has determined that veterinary services are an essential business, and as such the Company does not expect an additional large scale disruption to its Services segment.

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

Our Products segment has remained in operation at our main three facilities in Springville, Utah, Omaha, Nebraska, and Daytona Beach, Florida, as well as our contract manufacturing partner in Plano, Texas. We have implemented a variety of policies and procedures to ensure the health and safety of our workforce, including staggering break times, adding additional shifts to enhance social distancing, enhancing sanitation procedures, providing personal protective equipment to employees, and requiring social distancing. We also provided a $2 an hour temporary wage increase for our production employees during the twelve months ended December 31, 2020.

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

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted deliveries of products to our retailer partners. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time. Additional information regarding risks and uncertainties to our business and results of operations related to the COVID-19 pandemic are set forth in Part I, Item 1A of this report.

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

Key factors that may affect our future Product sales growth include: new product introductions; expansion into other customer bases; expansion of items sold to existing customers, addition of new retail customers and to maintain pricing levels necessary for profitability; aggressive pricing by our competitors; and whether we can maintain and develop positive relationships with key retail customers. In addition, our products are primarily consumables and, as such, they experience a replenishment cycle.

Our Service Segment revenue consists of providing veterinary services to consumers and selling products to the consumer in conjunction with those services.  The customer generally renders payment at the time the service is rendered.

While many of our products are sold consistently throughout the year, we experience seasonality in the form of increased demand for our flea and tick product offerings in the first half of the year, both leading up to and throughout the spring and summer seasons.  Additionally our veterinary services experience seasonality as consumers typically seek more services in the warmer months.

Gross Profit

Gross profit is our net product sales plus service revenue less cost of product sales and services. Our cost of product sales consists primarily of costs of raw goods, finished goods, packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Cost of services are comprised of all service and product costs related to providing veterinary services, including but not limited to, salaries or contract costs of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased and owned manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven by the extent of value-added products and services we render with the distributed product. Gross profit in the services segment is driven by the number of pets that seek services in the individual clinics and wellness centers due to the relatively fixed cost nature of providing the clinic or wellness center.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, IT and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. General and administrative expenses as a percentage of net sales have increased to 17.7% in 2020 from 14.5% in 2019. The increase in general and administrative expenses in 2020 compared to 2019 was primarily driven by integration costs related to centralization efforts, costs related to the addition of overhead to support the Omaha facilities, incremental amortization expense on the newly acquired intangible assets and general growth in corporate services to correspond with the growth in the Company, partially offset by a decrease in acquisition costs.

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

As noted above, we experience seasonality in the form of increased demand for our flea and tick product offerings in the first half of the year, both leading up to and throughout the spring and summer seasons and, as a result, the sales and merchandizing expenses component of our general and administrative expenses generally increases during this period due to promotional spending relating to our flea and tick product lines.

Contingent Note revaluations

A portion of the purchase price for the acquisition of Community Veterinary Clinics, LLC, d/b/a (“VIP” and such acquisition the “VIP Acquisition”), was structured in the form of Contingent Notes (the “Contingent Notes”) that vested based on the combined Company EBITDA targets for the years ending December 31, 2019 and 2018. The Contingent Notes were earned based on consolidated company EBITDA as discussed in the accompanying financial statements, and were revalued each period through earnings. The combined Company EBITDA targets were met for each year end, and as such the Contingent Notes became fixed as of December 31, 2019 and 2018. During the year ended December 31, 2020, the Company recognized no additional expense due to the revaluation of the Contingent Notes, but recognized $7.3 million during the year ended December 31, 2019.

Net (Loss) Income

Our net (loss) income for future periods will be affected by the various factors described above. In addition, our historical results are impacted by Opco’s status as a pass-through entity for U.S. federal income tax purposes and our ownership percentage of Holdco. During the current year, we recorded a valuation allowance which effectively removed our deferred tax assets based on the likelihood of realization.  Improved profitability could reverse that allowance, resulting in significant swings in Net (loss) income.  We anticipate future results will not be consistent as our net income will be subject to U.S. federal and state income taxes. Our tax expense is impacted by our structure and, as a result, we expect our tax expense to fluctuate on a quarterly basis depending on the number of Exchanges that occur during each period.

Non-Controlling Interest

We consolidate the financial position and results of operations of HoldCo. Our Continuing LLC Owners hold their equity investment in us primarily through LLC Interests in the Company’s subsidiary, HoldCo, and an equal number of shares of the Company’s Class B common stock. Our Class B Stock has voting, but no economic rights. Each LLC Interest, together with a share of Class B Stock held by the Continuing LLC, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company is the managing member of HoldCo and owns a majority of the LLC Interests, and consolidates HoldCo in the Company’s Consolidated Financial Statements. The interest of the Continuing LLC Owners in HoldCo is reflected in our Consolidated Financial Statements as a non-controlling interest.

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

			% of Net Sales
$'s in 000's	2020	2019	2020	2019
Product sales	$725,705	$617,118	93.0%	87.0%
Service revenue	54,346	92,313	7.0%	13.0%
Total net sales	780,051	709,431	100.0%	100.0%
Cost of products sold	584,401	530,031	74.9%	74.7%
Cost of services	60,462	72,017	7.8%	10.2%
Total cost of sales	644,863	602,048	82.7%	84.9%
Gross profit	135,188	107,383	17.3%	15.1%
General and administrative expenses	138,375	103,200	17.7%	14.5%
Contingent note revaluation loss	—	7,320	-%	1.0%
Operating loss	(3,187)	(3,137)	(0.4)%	(0.4)%
Interest expense, net	(26,299)	(14,495)	(3.4)%	(2.0)%
Foreign currency gain (loss), net	109	(151)	0.0%	(0.0)%
Other income, net	571	172	0.1%	0.0%
Total other expense, net	(25,619)	(14,474)	(3.3)%	(2.0)%
Pretax net loss	(28,806)	(17,611)	(3.7)%	(2.5)%
Income tax (expense) benefit	(52,216)	3,309	(6.7)%	0.5%
Net loss	$(81,022)	$(14,302)	(10.4)%	(2.0)%

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

Net sales

Consolidated Net Sales

Consolidated net sales increased approximately $70.7 million, or 10%, to $780.1 million for the year ended December 31, 2020, compared to $709.4 million for the year ended December 31, 2019. This increase was driven by the expansion of manufactured items as a result of the Perrigo Animal Health Acquisition, other growth in the Products segment related to distributed products led by the online channel, offset by declining sales in the Services segment due to COVID-19 related closures.

Products Segment

Product sales increased approximately $108.6 million, or 18%, to $725.7 million for the year ended December 31, 2020, compared to $617.1 million for the year ended December 31, 2019. This increase was driven by accelerated growth in manufactured products led by those produced in our Omaha facility and by velocity growth within current customers of distributed products, specifically the online channel.

Services Segment

Service revenue decreased approximately $38.0 million, or 41%, from $92.3 million to $54.3 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. Same-store sales decreased approximately $38.8 million, or 46%, to $45.4 million for the year ended December 31, 2020, compared to $84.2 million for the year ended December 31, 2019. The decrease in same-store sales was driven by COVID-19 related closures. Non same-store sales increased approximately $0.9 million, or 11%, to $9.0 million for the year ended December 31, 2020, compared to $8.1 million for the year ended December 31, 2019. The increase in non same-store sales was a result of opening 80 additional wellness centers in 2019 an additional 27 wellness centers in 2020, as well as the maturation of clinics opened in the past six trailing quarters, offset by wellness centers moving into the same store sales base and COVID-19 related closures.  Services revenue has rebounded to nearly the same levels prior to the COVID-19 pandemic, the Company is continuing to experience unplanned clinic closures due to absenteeism, which are expected to continue until the overall health situation improves.

Gross profit

Gross profit increased by approximately $27.8 million, or 26%, to $135.2 million for the year ended December 31, 2020, compared to $107.4 million for the year ended December 31, 2019. This increase is due to the significant Product sales growth, and particularly in products manufactured in our Omaha, Nebraska facility as well as the Capstar assets acquired during 2020, which carry a higher margin than our distributed product sales, offset by a negative gross profit in services due to COVID-19 related closures.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased approximately $35.2 million, or 34%, to $138.4 million for the year ended December 31, 2020, compared to $103.1 million for the year ended December 31, 2019. As a percentage of net sales, G&A increased from approximately 15% in 2019 to 18% in 2020, driven by integration costs related to centralization efforts, costs related to the addition of overhead to support the Omaha facilities, incremental amortization expense on the newly acquired intangible assets and general growth in corporate services to correspond with the growth in the Company, partially offset by a decrease in acquisition costs.

Products Segment

Products segment G&A increased approximately $3.2 million or 11.7% to $30.5 million for the year ended December 31, 2020, compared to $27.3 million for the year ended December 31, 2019. This increase was driven by acquisitions, resulting in approximately $6.4 million in G&A costs related to the acquired Perrigo Animal Health business in the first six months of the year, primarily selling and distribution expenses. This was offset by a reduction in other costs, such as the centralization of certain functions like Company wide marketing to the corporate segment.

Services Segment

Services segment G&A increased approximately $0.8 million, or 5%, to $16.8 million for the year ended December 31, 2020, compared to $16.0 million for the year ended December 31, 2019. This increase was primarily driven by higher compensation and benefits costs as the Services segment continues to build the team, offset by declining variable selling costs, such as host fees and credit card service charges.

Unallocated Corporate

Unallocated corporate G&A increased $41.4 million, or 83.3%, to $91.1 million for the year ended December 31, 2020, from $49.7 million for the year ended December 31, 2019.

◾	Increased corporate marketing efforts for approximately $6.7 million;
◾	Additional corporate compensation (both stock compensation and wages/bonus) of approximately $9.9 million, partially related to the severance accruals as part of integration activities;
◾	Increased professional fees and licensing costs, primarily related to the increased size of the Company, and fees for professional services provided to the Company in conjunction with new Sarbanes Oxley requirements as a result of losing Emerging Growth Company status during 2020.;
◾	Higher amortization on the inclusion of the Perrigo Animal Health Acquisition for the full year as well as new 2020 intangible asset acquisitions;
◾	A contract termination cost due to an alleged breach of contract related to the transition from the Perrigo Animal Health Acquisition of $7.8 million, and
◾	Other variable costs related to Company growth, such as insurance and information technology.

Interest expense, net

Interest expense, net, increased $11.8 million, to $26.3 million for the year ended December 31, 2020, compared to $14.5 million for the year ended December 31, 2019. This increase was driven by additional debt incurred to fund the Perrigo Animal Health Acquisition during 2019 being outstanding for the full year as well as the Convertible Notes entered into during May 2020 that were used to finance the Capstar Acquisition.

Pre-tax net loss

As a result of the factors above, pre-tax net loss increased $11.2 million to a pre-tax net loss of $28.8 million for the year ended December 31, 2020 compared to a pre-tax net loss of $17.6 million for the year ended December 31, 2019.

Tax (expense) benefit

As a result of continued exchanges by Continuing LLC Owners of LLC Interests and Class B common shares, offset by the use of LLC Interests as consideration in business combinations during 2018, the Company now owns approximately 89.4% of Holdco with the LLC Interests not held by the Company considered non-controlling interest. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Income tax (expense) benefit totaled (181.3%) and 18.8% of pretax earnings for the years ended December 31, 2020 and 2019, respectively. Our tax rate is affected primarily by the recognition of a valuation allowance during the year ended December 31, 2020 and the portion of income and expense allocated to the noncontrolling interest. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year. Our effective income tax rate prior to the IPO differed from statutory rates primarily due to our pass-through entity structure for U.S. income tax purposes.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased approximately $43.7 million, or 59.4%, to $117.2 million for the year ended December 31, 2020, compared to $73.5 million for the year ended December 31, 2019. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are manufactured by

PetIQ or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily produced at the Omaha facility with a minor contribution from the Capstar branded products in third and fourth quarters.

Services Segment

Services segment Adjusted EBITDA decreased approximately $16.7 million, or 83.1%, to $3.4 million for the year ended December 31, 2020, compared to $20.0 million for the year ended December 31, 2019. Services segment Adjusted EBITDA can fluctuate considerably based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below under “Consolidated Non-GAAP Financial Measures”. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures, as well as converting some community clinics to wellness centers, which transitions operations into the non-same store category.

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

The following tables reconcile segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Year ended December 31, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$112,027	$(22,839)	$(117,994)	$(28,806)
Adjustments:
Depreciation	4,810	3,775	3,497	12,082
Interest, net	—	—	26,299	26,299
Amortization	—	—	12,815	12,815
Acquisition costs(1)	—	—	2,620	2,620
Stock based compensation expense	—	—	9,170	9,170
Non same-store revenue(2)	—	(8,987)	—	(8,987)
Non same-store costs(2)	—	22,256	—	22,256
Integration costs and costs of discontinued clinics(3)	—	—	9,776	9,776
Clinic launch expense(4)	—	3,085	—	3,085
Litigation expenses	—	—	1,006	1,006
COVID-19 related costs(5)	379	6,097	—	6,476
Adjusted EBITDA	$117,216	$3,387	$(52,811)	$67,792

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services Segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

$'s in 000's	Year ended December 31, 2019
December 31, 2019	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$58,081	$4,134	$(79,826)	$(17,611)
Adjustments:
Depreciation	3,552	3,170	2,417	9,139
Interest, net	66	135	14,294	14,495
Amortization	—	—	5,994	5,994
Acquisition costs(1)	—	—	6,147	6,147
Stock based compensation expense	—	—	7,355	7,355
Purchase accounting adjustment to inventory	4,805	—	—	4,805
Non same-store revenue(2)	—	(8,088)	—	(8,088)
Non same-store costs(2)	—	19,553	—	19,553
Fair value adjustment of contingent note(3)	—	—	7,320	7,320
Integration costs and costs of discontinued clinics(4)	551	374	2,863	3,788
Clinic launch expense(5)	—	767	—	767
Litigation expenses	—	—	529	529
SKU Rationalization(6)	6,482	—	—	6,482
Adjusted EBITDA	$73,537	$20,045	$(32,907)	$60,675

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services Segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.
(4)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(5)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(6)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	For the years ended
	December 31, 2020	December 31, 2019
Net loss	$(81,022)	$(14,302)
Plus:
Tax expense (benefit)	52,216	(3,309)
Depreciation	12,082	9,139
Amortization	12,815	5,994
Interest	26,299	14,495
EBITDA	$22,390	$12,017
Acquisition costs(1)	2,620	6,147
Integration costs and costs of discontinued clinics(2)	9,776	3,788
SKU rationalization(3)	—	6,482
Purchase accounting adjustment to inventory	—	4,805
Stock based compensation expense	9,170	7,355
Fair value adjustment of contingent note(4)	—	7,320
Non same-store revenue(5)	(8,987)	(8,088)
Non same-store costs(5)	22,256	19,553
Clinic launch expenses(6)	3,085	767
Litigation expenses	1,006	529
COVID-19 related costs(7)	6,476	—
Adjusted EBITDA	$67,792	$60,675

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(3)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.
(4)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.
(5)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(6)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(7)	Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2020 and December 31, 2019, our cash and cash equivalents were $33.5 million and $27.3 million, respectively. As of December 31, 2020, we had $15.0 million outstanding under a revolving credit facility, $217.3 million under a term loan, $143.8 million of outstanding 4.0% Convertible Senior Notes due 2026 (the “Notes”), and $16.3 million in other debt. The debt agreements bear interest at rates between 2.3% and 6.75%.

Our primary cash needs are for working capital and to support our growth plans, which may include acquisitions. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics that is currently ongoing or the construction of new corporate headquarters, which is also currently underway. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing Product net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of December 31, 2020 and December 31, 2019, we had working capital (current assets less current liabilities) of $141.2 million and $112.4 million, respectively.

We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our credit facility will be adequate to meet our operating, investing, and financing needs for the foreseeable future. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.  As in the past, we will continue to explore opportunities to optimize our capital structure.

Cash Flows

Cash provided by or used in Operating Activities

Net cash used in operating activities was $4.6 million for the year ended December 31, 2020, compared to $20.8 million provided by operating activities for the year ended December 31, 2019. The change in operating cash flows primarily reflects lower earnings, offset by higher non-cash items such as stock-based compensation, depreciation and amortization, deferred tax adjustment, and decreases in working capital. Working capital changes are driven by increased accounts receivable resulting from our growing sales and increased inventory due to timing and composition of expected sales in 2021, offset by growth in accounts payable to purchase inventory. Net changes in assets and liabilities accounted for $23.0 million in cash used in operating activities for the year ended December 31, 2020 compared to $7.2 million of cash used in operating activities for the year ended December 31, 2019.

Cash used in Investing Activities

Net cash used in investing activities was $118.0 million for the year ended December 31, 2020, compared to $195.0 million for the year ended December 31, 2019. The decrease in net cash used in investing activities is a result of the purchase of Perrigo Animal Health in the prior year, partially offset by the Acquisition of Capstar®. as well as increased purchase of property, plant, and equipment, primarily to support the launch of additional wellness centers and the construction of the new corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $128.8 million for the year ended December 31, 2020, compared to $135.1 million in net cash provided by financing activities for the year ended December 31, 2019. The change in cash provided by financing activities is primarily driven by the Company’s issuance of Notes and the purchase of capped call options to finance the Capstar Acquisition, compared to financing obtained for the purchase of Perrigo Animal Health. During the year ended December 31, 2020, we received $137.9 million of proceeds from the issuance the Notes, net of issuance costs and paid $14.8 million for the Capped Call.

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

A&R Credit Agreement

On July 8, 2019 the Company amended the existing revolving credit agreement of PetIQ, LLC and each of its domestic wholly-owned subsidiaries (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement provides for a secured revolving credit facility of $110 million, with an accordion feature allowing an additional increase up to a total facility of $125 million and extends the maturity date of the revolving facility to July 8, 2024. In addition, the Amended Revolving Credit Agreement reduces the interest rate on Eurodollar rate loans and modifies certain financial covenants, including eliminating the maximum first lien net coverage ratio. The borrowers under the Amended Revolving Credit Facility incur fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2020, the borrowers and guarantors thereunder were in compliance with these covenants.

The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control).  In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of December 31, 2020, the borrowers and guarantors thereunder were in compliance with these covenants.

As of December 31, 2020, $15.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 2.3% at December 31, 2020.

A&R Term Loan Credit Agreement

Also on July 8, 2019, the Company amended and restated the existing term loan credit agreement of PetIQ, LLC (the “A&R Term Loan Credit Agreement”). The A&R Term Loan Credit Agreement was increased from $74.1 million to $220.0 million at an interest rate equal to the Eurodollar rate plus 4.50%, the proceeds of which were used to refinance the existing term loan facility and consummate the acquisition.

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

The A&R Term Loan Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrower and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of December 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of December 31, 2020, $217.3 million was outstanding under the A&R Term Loan Credit Agreement.

General Other Debt

The Company entered into a mortgage with a local bank to finance $1.9 million of the purchase price of a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In July 2020, the Company entered into the Agreement.  See Note 2 – “Business Combinations and Asset Acquisitions.” In the footnotes to the financial statements included in Item 8 to this Form 10-K.  The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest.  The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million.

In connection with the VIP Acquisition, the Company entered into a guarantee note and the Contingent Notes (together the “Notes Payable – VIP Acquisition”), which have a collective balance of $27.5 million and require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The Company paid deferred financing fees and debt discount related to the Notes of $6.4 million and $0.6 million of loan fees related to the A&R Credit Agreement during the year ended December 31, 2020.

The Company incurred debt issuance costs of $0.7 million during the year ended December 31, 2019, related to the A&R Credit Agreement and $5.1 million during the year ended December 31, 2019, related to the A&R Term Loan Credit Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
$'s in 000's	Total	2021	2022-2023	2024-2025	Thereafter
Long-term debt	$419,757	$6,219	$38,731	$8,316	$366,491
Interest on debt	86,381	21,319	41,223	21,348	2,491
Operating lease obligations	23,243	5,861	10,380	5,637	1,365
Finance lease obligations	5,271	1,757	3,164	350	—
Product purchase obligations	67,057	49,245	7,662	7,964	2,186
R&D arrangement	20,100	6,000	14,100	—	—
Total contractual obligations	$621,809	$90,401	$115,260	$43,615	$372,533

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

Revenue Recognition

The Company recognizes product sales when product control is transferred to the customer, which is generally upon delivery or shipment of goods, depending on terms with a customer. Many customer contracts include some form of variable consideration such as discounts, rebates, and sales returns and allowance. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In the event that it is determined that an asset is not more likely than not to be realized, a valuation allowance is recorded against the asset.  Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.  In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made.  Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made. The Company has assessed the realizability of the net deferred tax assets as of December 31, 2020 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets will not be realized and has recorded a valuation allowance.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2020, we had variable rate debt of approximately $232.3 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the year ended December 31, 2020 by approximately $2.6 million.

Item 8 – Financial Statements and Supplementary Data

KPMG LLP Suite 600 205 North 10th Street Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

PetIQ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Update No. 2016-02 Leases (Topic 842), and related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Tble of Contents

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of deferred tax assets recorded for exchange transactions

As discussed in Note 7 to the consolidated financial statements, as a result of the IPO and related reorganization transactions completed in July 2017, the Company held an economic interest of approximately 62% in PetIQ Holdings, LLC (“Holdco”) and consolidates the financial position and results of Holdco. The Company is the sole managing member of Holdco. Holdco is treated as a partnership for U.S. federal income tax purposes with the remaining partners of Holdco (the “LLC Owners”) owning a non-controlling interest. The LLC Owners have an exchange right which grants them the right to exchange a Holdco partnership interest and a PetIQ Class B Common Stock share for a PetIQ Class A Common Stock share. Upon such an exchange, the Company is treated as purchasing an additional interest in Holdco from the LLC Owners in a taxable exchange which generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2020, the Company had $53.1 million of deferred tax assets associated with these exchanges.

We identified the evaluation of deferred tax assets recorded for exchange transactions as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required to evaluate the calculation of the deferred tax assets generated in exchange transactions as a result of the Company’s tax basis in the interest in the Holdco partnership acquired from the LLC Owners.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the deferred tax calculation. This included the internal control over the Company’s calculation of the deferred tax assets generated in exchange transactions. We involved tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax law for the exchanges, including:

●	evaluating the Company’s application of income tax law related to the tax basis in the interest acquired from the LLC Owners in exchange transactions
●	performing an independent calculation of the tax basis in the interest acquired from the LLC Owners in exchange transactions and comparing it to the Company’s calculation

Fair value estimate of convertible notes

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company issued $143.8 million in aggregate principal amount of Convertible Senior Notes due 2026 (the Notes). In accounting for the Notes, the Company separated the Notes into liability and equity components whose carrying values were calculated using a fair value estimate of similar debt instruments without an associated conversion feature.

We identified the evaluation of the fair value estimate of the Notes as a critical audit matter. A high degree of auditor judgment was required in assessing the interest rate that would be available to the Company for a similar debt instrument that does not have an associated conversion feature. Additionally, minor changes to the interest rate could have a significant effect on the amounts allocated to the liability and equity components. The audit effort associated with the evaluation of the fair value estimate required specialized skills and knowledge.

Tble of Contents

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the interest rate used in the fair value measurement of the Notes. We involved valuation professionals with specialized skills and knowledge who assisted in the following:

●	performing an independent analysis of interest rate yields for similar debt instruments that do not have an associated conversion feature using publicly available market data.
●	developing an independent estimate of the fair value of the Notes using an independent interest rate yield and information from the debt agreement, and comparing it to the Company’s estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boise, Idaho
February 26, 2021

48

Tble of Contents

PetIQ, Inc.

Consolidated Balance Sheets

(In 000’s except for per share amounts)

	December 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$33,456	$27,272
Accounts receivable, net	102,755	71,377
Inventories	97,773	79,703
Other current assets	8,312	7,071
Total current assets	242,296	185,423
Property, plant and equipment, net	63,146	52,525
Operating lease right of use assets	20,122	20,785
Deferred tax assets	—	59,780
Other non-current assets	1,870	3,214
Intangible assets, net	213,000	119,956
Goodwill	231,158	231,045
Total assets	$771,592	$672,728
Liabilities and equity
Current liabilities
Accounts payable	$68,131	$51,538
Accrued wages payable	10,540	9,082
Accrued interest payable	903	83
Other accrued expenses	8,815	3,871
Current portion of operating leases	4,915	4,619
Current portion of long-term debt and finance leases	7,763	3,821
Total current liabilities	101,067	73,014
Operating leases, less current installments	15,789	16,580
Long-term debt, less current installments	355,979	251,376
Finance leases, less current installments	3,338	3,331
Other non-current liabilities	1,397	117
Total non-current liabilities	376,503	271,404
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	356,442	300,120
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 25,711 and 23,554 shares issued and outstanding, respectively	26	23
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 3,040 and 4,752 shares issued and outstanding, respectively	3	5
Accumulated deficit	(93,377)	(15,903)
Accumulated other comprehensive loss	(686)	(1,131)
Total stockholders' equity	262,408	283,114
Non-controlling interest	31,614	45,196
Total equity	294,022	328,310
Total liabilities and equity	$771,592	$672,728

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Operations

(In 000’s except for per share amounts)

	For the Year Ended December 31,
	2020	2019	2018

Product sales	$725,705	$617,118	$450,229
Services revenue	54,346	92,313	78,385
Total net sales	780,051	709,431	528,614
Cost of products sold	584,401	530,031	383,501
Cost of services	60,462	72,017	61,825
Total cost of sales	644,863	602,048	445,326
Gross profit	135,188	107,383	83,288
Operating expenses
General and administrative expenses	138,375	103,200	72,260
Contingent note revaluation loss	—	7,320	3,280
Operating (loss) income	(3,187)	(3,137)	7,748
Interest expense, net	(26,299)	(14,495)	(8,022)
Foreign currency gain (loss), net	109	(151)	45
Other income (expense), net	571	172	(345)
Total other expense, net	(25,619)	(14,474)	(8,322)
Pretax net (loss) income	(28,806)	(17,611)	(574)
Income tax benefit (expense)	(52,216)	3,309	661
Net (loss) income	(81,022)	(14,302)	87
Net (loss) income attributable to non-controlling interest	(3,548)	(2,849)	869
Net loss attributable to PetIQ, Inc.	$(77,474)	$(11,453)	$(782)

Net loss per share attributable to PetIQ, Inc. Class A common stock
Basic	$(3.15)	$(0.51)	$(0.05)
Diluted	$(3.15)	$(0.51)	$(0.05)
Weighted average shares of Class A common stock outstanding
Basic	24,629	22,652	17,216
Diluted	24,629	22,652	17,216

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Comprehensive Loss

($’s in 000’s)

	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(81,022)	$(14,302)	$87
Foreign currency translation adjustment	363	366	(613)
Comprehensive (loss) income	(80,659)	(13,936)	(526)
Comprehensive (loss) income attributable to non-controlling interest	(3,525)	(2,777)	697
Comprehensive loss attributable to PetIQ	$(77,134)	$(11,159)	$(1,223)

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(81,022)	$(14,302)	$87
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	30,975	16,509	12,467
Termination of supply agreement	7,801	—	16
Gain on disposition of property, plant, and equipment	(238)	(189)	(90)
Stock based compensation expense	9,170	7,355	3,812
Deferred tax adjustment	51,511	(3,458)	(843)
Contingent note revaluation	—	7,320	3,280
Other non-cash activity	164	405	(334)
Changes in assets and liabilities
Accounts receivable	(31,652)	(14,123)	(14,209)
Inventories	(17,846)	30,448	(36,610)
Other assets	556	(1,619)	1,423
Accounts payable	17,435	(7,595)	15,701
Accrued wages payable	1,424	2,800	1,979
Other accrued expenses	7,121	(2,718)	908
Net cash (used in) provided by operating activities	(4,601)	20,833	(12,413)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	442	340	229
Purchase of property, plant, and equipment	(22,392)	(10,276)	(7,178)
Purchase of Capstar and related intangibles	(96,072)	—	—
Business acquisitions (net of cash acquired)	—	(185,090)	(93,052)
Net cash used in investing activities	(118,022)	(195,026)	(100,001)
Cash flows from financing activities
Proceeds from issuance of convertible notes - liability component	90,465	—	—
Proceeds from issuance of convertible notes - equity component	53,285	—	—
Payment for Capped Call options	(14,821)	—	—
Proceeds from issuance of long-term debt	837,675	818,387	538,028
Principal payments on long-term debt	(838,073)	(676,509)	(466,912)
Payment of financing fees on Convertible Notes	(5,884)	—	—
Proceeds from public offering of class A common stock, net of underwriting discounts and offering costs	—	—	73,914
Tax distributions to LLC Owners	(47)	(1,686)	(1,485)
Principal payments on finance lease obligations	(1,965)	(1,547)	(1,254)
Payment of deferred financing fees and debt discount	(550)	(5,790)	(2,750)
Tax withholding payments on Restricted Stock Units	(595)	(114)	—
Exercise of options to purchase class A common stock	9,274	2,318	1,429
Net cash provided by financing activities	128,764	135,059	140,970
Net change in cash and cash equivalents	6,141	(39,134)	28,556
Effect of exchange rate changes on cash and cash equivalents	43	46	(92)
Cash and cash equivalents, beginning of period	27,272	66,360	37,896
Cash and cash equivalents, end of period	$33,456	$27,272	$66,360

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
Supplemental cash flow information	2020	2019	2018
Interest paid	$19,402	$13,632	$7,220
Net change in property, plant, and equipment acquired through accounts payable	279	(1,814)	25
Finance lease additions	2,019	(3,006)	656
Deferred tax liability created by convertible debt issuance	(8,197)	—	—
Net change of deferred tax asset from step-up in basis	—	12,381	36,882
Income taxes paid, net of refunds	130	249	640
Accrued tax distribution	(434)	786	2,097
Issuance of note for termination, settlement, and asset acquisition agreement	17,487	—	—
Purchase of intangible assets from note issuance	(9,686)	—	—
Non cash consideration - Issuance of Contingent Notes	—	—	6,900
Non cash consideration - Issuance of Guarantee Notes	—	—	10,000
Non cash consideration - Issuance of Class B common stock and LLC Interests	—	—	103,004

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of Stockholders’ Equity

(In 000’s)

		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2018	$(3,493)	$(687)	13,223	$13	8,268	$8	$70,873	$38,130	$104,844
ASC 606 adoption, net of tax	(175)	—	—	—	—	—	—	(110)	(285)
Issuance of equity for business combination	—	128	—	—	4,600	5	43,075	59,796	103,004
Exchange of LLC Interests held by LLC Owners	—	(290)	6,321	6	(6,321)	(6)	47,458	(47,168)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	36,882	—	36,882
Accrued tax distributions	—	—	—	—	—	—	—	(2,097)	(2,097)
Other comprehensive income	—	(441)	—	—	—	—	—	(172)	(613)
Public offering	—	—	2,000	2	—	—	73,912	—	73,914
Equity shift as a result of the public offering	—	(26)	—	—	—	—	(13,914)	13,940	—
Stock based compensation expense	—	—	—	—	—	—	2,504	1,308	3,812
Exercise of Options to purchase Common Stock	—	—	76	—	—	—	1,429	—	1,429
Net (loss) income	(782)	—	—	—	—	—	—	869	87
Balance - December 31, 2018	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	(109)	1,794	1	(1,794)	(1)	17,299	(17,190)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	12,381	—	12,381
Accrued tax distributions	—	—	—	—	—	—	—	(786)	(786)
Other comprehensive income	—	294	—	—	—	—	—	72	366
Stock based compensation expense	—	—	—	—	—	—	5,902	1,453	7,355
Exercise of Options to purchase Common Stock	—	—	119	—	—	—	2,318	—	2,318
Issuance of stock vesting of RSU's	—	—	21	—	—	—	—	—	—
Net (loss)	(11,453)	—	—	—	—	—	—	(2,849)	(14,302)
Balance - December 31, 2019	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	105	1,712	2	(1,712)	(2)	15,461	(15,566)	—
Equity component of Convertible Notes, net of offering costs and tax	—	—	—	—	—	—	37,064	5,843	42,907
Payment for capped call share options	—	—	—	—	—	—	(12,803)	(2,018)	(14,821)
Accrued tax distributions	—	—	—	—	—	—	—	434	434
Other comprehensive income	—	340	—	—	—	—	—	23	363
Stock based compensation expense	—	—	—	—	—	—	7,921	1,249	9,170
Exercise of Options to purchase Common Stock	—	—	395	—	—	—	9,274	—	9,274
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	50	—	—	—	(595)	—	(595)
Net (loss)	(77,474)	—	—	—	—	—	—	(3,548)	(81,022)
Balance - December 31, 2020	$(93,377)	$(686)	25,711	$26	3,040	$3	$356,442	$31,614	$294,022

Note that certain figures shown in the table above may not recalculate due to rounding.

See accompanying notes to the consolidated financial statements.

Notes to the consolidated financial statements

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principals of Consolidation

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. The company engages with customers through points of distribution across retail channels with its branded distributed medications, which is further supported by its own world-class medications manufacturing facility in Omaha, Nebraska. The Company’s national service platform, VIP Petcare, operates retail partner locations providing cost effective and convenient veterinary wellness services.

PetIQ has two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary services, and related product sales, provided by the Company directly to consumers.

PetIQ is the managing member of PetIQ Holdings, LLC (“Holdco”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all the business and affairs of Opco.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are at cost, which approximates fair value due to their relatively short maturities.

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

The following table summarizes the Level 3 activity related to the Contingent Notes for the twelve months ended December 31, 2019:

$'s in 000's
Balance at beginning of the period	$2,680
Change in fair value of contingent consideration	7,320
Transfer out of level 3	(10,000)
Balance at the end of the period	$—

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

Receivables and Credit Policy

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for credit losses equal to expected losses. The Company’s estimate is based on historical collection experience, a review of the current status of trade accounts receivable and known current economic conditions including the current and expected impact of COVID-19. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice.

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers. Non-current portions of these other receivables are included in other non-current assets on the consolidated balance sheets.

Accounts receivable consists of the following as of:

$'s in 000's	December 31, 2020	December 31, 2019
Trade receivables	$96,381	$67,551
Other receivables	7,094	4,257
	103,475	71,808
Less: Allowance for doubtful accounts	(720)	(431)
Total accounts receivable, net	$102,755	$71,377

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

$'s in 000's	December 31, 2020	December 31, 2019
Raw materials	$15,761	$10,675
Work in progress	2,273	1,717
Finished goods	79,739	67,311
Total inventories	$97,773	$79,703

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Goodwill and Intangible Assets

Goodwill is the excess of the consideration paid over the fair value of specifically identifiable assets, liabilities and contingent liabilities in a business combination. Intangible assets acquired are recorded at estimated fair value. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter, and at any time when events suggest an impairment more likely than not occurred.

To assess goodwill for impairment, the Company, depending on relevant facts and circumstances, performs either a qualitative assessment or a quantitative analysis utilizing a discounted cash flow valuation model. In performing the qualitative assessment, the Company evaluates relevant factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit specific items. If, after assessing these qualitative factors, the Company determines that it is more likely than not that the carrying value of the reporting unit is less than its fair value, then no further testing is required. In performing a quantitative analysis, the Company determines the fair value of a reporting unit using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including discount rates and future growth rates. In the event the carrying amount of a reporting unit exceeded its fair value, an impairment loss would be recognized.

Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values. Intangible assets with definite lives are amortized over their estimated useful lives to reflect the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present.

No impairment charge was recorded for the years ended December 31, 2020, 2019, and 2018.

Convertible Debt

On May 19, 2020, we issued $143.8 million aggregate principal amount of Convertible Notes due 2026 (the “Notes”). See Note 5 – “Debt”. We separately account for the liability and equity components of convertible debt instruments that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. We recognize amortization of the resulting discount using the effective interest method as interest expense in our consolidated statements of operations. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2020.

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

Contract balances

Contract asset and liability balances as of December 31, 2020 and 2019 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

Cost of Services

Cost of Services are comprised of all service and product costs related to the delivery of veterinary services, including but not limited to, salaries and contract costs of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $2.3 million, $1.3 million, and $0.2 million and advertising costs were $10.1 million, $4.5 million, and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Collaboration Agreements

Through the Perrigo Animal Health Acquisition, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. The Company may make up to $20.5 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the Consolidated Statements of Operations. There were no expenses incurred under the agreement for the periods ended December 31, 2020 and 2019.

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

Interest expense, net

Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) unused line fees, (iii) amortization of deferred loan fees and discounts, (iv) finance lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets. Interest expense was $26.3 million, $14.9 million, and $8.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, offset by $0.0 million, $0.4 million, and $0.3 million of interest income, respectively.

Non-controlling interest

The non-controlling interests on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and Limited Liability Company interests in Holdco.

Earnings Per Share

Basic earnings per share is computed by dividing net loss attributable to PetIQ, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net loss attributable to PetIQ, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 8 for further discussion.

Recently Issued Accounting Pronouncements / Adopted Accounting Standard Updates

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments - Credit Losses." This ASU requires an organization to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable information. Organizations will now use forward-looking information to better estimate their credit losses. The Company adopted this ASU using a modified retrospective approach. Under this method of adoption, the Company determined that there was no cumulative-effect adjustment to beginning Retained earnings on the consolidated balance sheet. Adoption of this standard did not impact the Company’s net loss and had no impact on the consolidated statement of cash flows.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we intend to adopt ASU 2020-06 using the full retrospective approach. We expect the adoption of the new standard to result in a decrease to stockholders equity of $51.4 million and a corresponding increase to convertible senior notes. Interest expense, net for the year ending December 31, 2020 will decrease approximately $4.0 million. Interest expense, net, recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. Additionally we expect that the change will result in significantly more dilutive shares outstanding.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

Note 2 – Business Combination and Asset Acquisition

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

The fair value of the consideration is summarized as follows:

$'s in 000's	Fair Value
Inventories	$17,998
Property, plant and equipment	19,568
Other current assets	13,048
Other assets	9,680
Indefinite-lived intangible assets	23,040
Definite-lived intangible assets – 13 year weighted average life	14,480
Goodwill	105,838
Total assets	203,652

Liabilities assumed	19,259

Purchase price	$184,393

Cash paid, net of cash acquired	$(185,090)
Post-closing working capital adjustment	697

Fair value of total consideration transferred	$(184,393)

The definite-lived intangibles primarily relate to trademarks, customer relationships, and developed technology and know-how. The $14.6 million represents the fair value and will be amortized over the estimated useful lives of the assets through June 2039.

The indefinite-lived intangibles primarily relate to trademarks and in-process research and development.

Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $105.8 million of goodwill is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment.

Transaction costs of $6.1 million were incurred in the year ended December 31, 2019, and are included in General and Administrative expenses on the Consolidated Statements of Operations.

Capstar ® (nitenpyram) Acquisition

On July 31, 2020 the Company completed the acquisition of Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition, using cash on hand as a result of the issuance of the Notes in May 2020.

The Capstar Acquisition was accounted for as an asset acquisition and certain transaction related costs of approximately $1.0 million were included in the cost of the acquired assets. The fair value assigned to trade names was based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The estimated fair value of customer relationship was determined using an income approach, specifically a discounted cash flow analysis. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The fair value assigned to patents and processes was determined based on the income approach. The purchased assets are identified below:

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

Supplier Termination, Settlement and Asset Purchase Agreement:

During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (“Agreement”) with a supplier who alleged PetIQ had breached its supply agreement due to the acquisition of Perrigo Animal Health. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter. The Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company has estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The assets acquired are included within the patents and processes intangible assets category and will be amortized over 10 years. The assets were valued using the relief from royalty method. The remainder of the obligation is considered to be a payment to settle the alleged breach of the supply agreement, the termination expense is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2020. The obligation is considered debt and is included in debt on the condensed consolidated balance sheet. See Note 5 – “Debt” for additional information.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	December 31, 2020	December 31, 2019
Leasehold improvements	$19,709	$15,517
Equipment	25,664	23,138
Vehicles and accessories	7,110	6,007
Computer equipment and software	10,858	8,070
Buildings	10,168	10,050
Furniture and fixtures	2,347	1,836
Land	7,067	4,557
Construction in progress	11,331	3,392
	94,254	72,567
Less accumulated depreciation	(31,108)	(20,042)
Total property, plant, and equipment	$63,146	$52,525

Depreciation and amortization expense related to these assets total $12.1 million, $9.1 million, and $6.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	December 31, 2020	December 31, 2019
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,178	89,232
Patents and processes	5-10 years	14,905	4,928
Brand names	5-15 years	24,740	15,019
Total amortizable intangibles		200,173	109,529
Less accumulated amortization		(25,984)	(13,058)
Total net amortizable intangibles		174,189	96,471
Non-amortizable intangibles
Trademarks and other		33,341	18,016
In-process research and development		5,470	5,469
Intangible assets, net of accumulated amortization		$213,000	$119,956

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $12.8 million, $6.0 million, and $5.2 million, respectively.

The in-process research and development (“IPRD”), intangible assets represent the value assigned to three acquired R&D projects that principally represent rights to develop and sell products that the Company has acquired which has not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. In the event that the efforts are not successful, the Company will write off the relevant IPRD in the period in which it is no longer considered feasible.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2021	$18,504
2022	18,310
2023	17,481
2024	15,078
2025	14,369
Thereafter	90,447

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019.

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2019	77,765	47,264	125,029
Foreign currency translation	178	—	178
Acquisitions	105,838	—	105,838
Goodwill as of December 31, 2019	183,781	47,264	231,045
Foreign currency translation	113	—	113
Goodwill as of December 31, 2020	$183,894	$47,264	$231,158

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 13%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount of the equity component representing the conversion option was $53.3 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate over the contractual terms of the Notes. The Company has early adopted ASU 2020-06 as of January 1, 2021, which will impact the accounting for the Notes.

The fair value of the Notes was $218.1 million as of December 31, 2020. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of December 31, 2020 and is classified as Level 2 in the fair value hierarchy. As of December 31, 2020 the if-converted value of the Notes did not exceed the principal amount.

The net carrying amount of the liability component of the Notes was as follows:

($'s in 000's)	December 31, 2020
Par value of the Notes	$143,750
Unamortized debt discount	(49,526)
Unamortized debt issuance costs	(3,441)
Net carrying amount	$90,783

The net carrying amount of the equity component of the Notes was as follows:

($'s in 000's)	December 31, 2020
Proceeds allocated to the conversion option	$53,285
Deferred tax affect	(8,197)
Issuance costs	(2,181)
Net carrying amount	$42,907

The following table sets forth the interest expense recognized related to the Notes:

For the Year Ended
December 31, 2020
($'s in 000's)
Contractual interest expense	$3,546
Amortization of debt discount	3,759
Amortization of debt issuance costs	261
Total	$7,566
Effective interest rate of the liability component	13.0%

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

The Company paid approximately $14.8 million for the Capped Call Transactions, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the sale of the Notes. The capped call is expected to be tax deductible as the Company elected to integrate the capped call into the Notes for tax purposes. The tax effect on the equity component of the Convertible Notes of $8.2 million was recorded through additional paid-in capital. The Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2020, as a result, the $8.2 million deferred tax liability associated with the Capped Call Transactions will be offset by a reduction to the valuation allowance adjustment through continuing operations.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of December 31, 2020, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of December 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of December 31, 2020, $15.0 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 2.3% at December 31, 2020.

A&R Term Loan Credit Agreement

The Company amended and restated the existing term loan credit agreement of Opco (the “A&R Term Loan Credit Agreement”) on July 8, 2019. The $220.0 million A&R Term Loan Credit Agreement has an interest rate equal to the Eurodollar rate plus 5.00%. The A&R Term Loan Credit Agreement calls for 1% of the original loan balance to be paid annually via equal quarterly payments, with the balance of the loan due on the sixth anniversary of the agreement.

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

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of December 31, 2020, the borrower and guarantors thereunder were in compliance with these covenants.

As of December 31, 2020, $217.3 million was outstanding under the A&R Term Loan Credit Agreement.

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

The following represents the Company’s long-term debt as of:

$'s in 000's	December 31, 2020	December 31, 2019
Convertible Notes	$143,750	$—
Term loans	217,250	220,000
Revolving credit facility	15,000	10,000
Notes Payable - VIP Acquisition	27,500	27,500
Other Debt	16,257	1,812
Net discount on debt and deferred financing fees	(57,559)	(5,688)
	$362,198	$253,624
Less current maturities of long-term debt	(6,219)	(2,248)
Total long-term debt	$355,979	$251,376

Future maturities of long-term debt, excluding net discount on debt and deferred financing fees, as of December 31, 2020, are as follows:

($'s in 000's)
2021	$6,219
2022	5,476
2023	33,255
2024	6,057
2025	2,259
Thereafter	366,491

The Company incurred debt issuance costs of $0.6 million related to the A&R Credit Agreement during the year ended December 31, 2020. The Company incurred debt issuance costs of $0.7 million during the year ended December 31, 2019 related to the A&R Credit Agreement and $5.1 million related to the A&R Term Loan Credit Agreement.

The Company incurred debt issuance costs of $5.9 million in May 2020 in connection with the Notes. In accordance with FASB ASC 470, Debt, these costs were allocated to debt and equity components in proportion to the allocation of proceeds. $2.2 million of issuance costs were recorded as additional paid-in capital and such amounts are not subject to amortization. The remaining issuance costs of $3.7 million are recorded as debt issuance costs in the net carrying value of the Notes. The debt issuance costs are amortized on an effective interest basis over the term of the Notes and is included in interest expense, net on the condensed consolidated statements of operations. Future amortization of our debt discount and debt issuance costs for the term of the Convertible Notes is as follows:

($'s in 000's)	Debt Discounts	Debt Issuance Costs
2021	$6,761	$470
2022	7,684	534
2023	8,733	607
2024	9,925	690
2025	11,280	784
Thereafter	5,143	356

Note 6 – Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2021 and 2026. A portion of leases are denominated in foreign currencies.

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

The Company’s leases may include options to extend or terminate the lease. Renewal options generally range from one to ten years and the options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment and vehicles primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate, giving consideration to company specific information and publicly available interest rates for instruments with similar characteristics, to determine the initial present value of lease payments over the lease terms.

The components of lease expense consists of the follow:

	For the Year Ended
$'s in 000's	December 31, 2020	December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$1,681	$1,441
Interest on lease liabilities	315	308
Operating lease cost	5,831	4,833
Variable lease cost(1)	1,130	629
Short-term lease cost	34	41
Sublease income	(528)	(452)
Total lease cost	$8,463	$6,800

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.41	5.15
Finance leases	2.38	2.73
Weighted-average discount rate
Operating leases	5.3%	5.3%
Finance leases	5.7%	5.7%

Annual future commitments under non-cancelable leases as of December 31, 2020, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
2021	$5,861	$1,757
2022	5,591	1,584
2023	4,789	1,580
2024	3,280	330
2025	2,357	20
Thereafter	1,365	—
Total minimum future obligations	$23,243	$5,271
Less interest	(2,539)	(367)
Present value of net future minimum obligations	20,704	4,904
Less current lease obligations	(4,915)	(1,566)
Long-term lease obligations	$15,789	$3,338

Supplemental cash flow information:

	Year Ended	Year Ended
$'s in 000's	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$315	$308
Operating cash flows from operating leases	5,668	4,568
Financing cash flows from finance leases	1,965	1,547
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	5,105	5,368
Finance leases	2,019	(3,006)

Total operating lease expense for the year ended December 31, 2018, totaled $6.0 million.

Note 7 - Income Taxes

The Company is the sole managing member of Holdco. Holdco is treated as a partnership for U.S. federal income tax purposes with the remaining partners of Holdco (the “LLC Owners”) owning a non-controlling interest. The LLC Owners have an exchange right which grants them the right to exchange a Holdco partnership interest and a PetIQ Class B Common Stock share for a PetIQ Class A Common Stock share. Upon such an exchange, the Company is treated as purchasing an additional interest in Holdco from the LLC Owners in a taxable exchange which generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2020, the Company had $67.6M of deferred tax assets associated with these exchanges, which currently have a full valuation allowance against the deferred tax asset. The non-controlling interests totaled approximately 11% of the ownership of Holdco as of December 31, 2020. See Note 11 – Non-controlling interests for more information.

HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.

Holdco makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the years ended December 31, 2020 and 2019, the Company made cash distributions of $0.05 million and $1.7 million, respectively. Additionally, Holdco accrues for distributions required to be made related to estimated income taxes. During the years ended December 31, 2020 and 2019, the Company relieved previously accrued distributions of $(0.4) million and accrued distributions of $0.8 million, respectively. This liability is included in accounts payable on the consolidated balance sheet.

The components of earnings before net loss taxes, determined by tax jurisdiction, are as follows:

	Years Ended December 31
$'s in 000's	2020	2019	2018
United States	$(29,239)	$(17,953)	$(1,116)
Foreign	433	342	542
Total	$(28,806)	$(17,611)	$(574)

The provision for income taxes for 2020, 2019, and 2018 consisted of the following:

	Years Ended December 31
$'s in 000's	2020	2019	2018
Current:
Federal	$—	$—	$—
State	327	317	148
Foreign	137	17	—
	$464	$334	$148
Deferred and other:
Federal	40,598	(2,146)	(751)
State	11,175	(1,336)	(135)
Foreign	(21)	(161)	77
	51,752	(3,643)	(809)
Total income tax expense (benefit)	$52,216	$(3,309)	$(661)

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31
	2020	2019	2018
Income tax expense (benefit) at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	2.4	1.3	(5.7)
Non-controlling interest and nontaxable income	(2.9)	(4.0)	54.7
Deferred tax rate changes	(1.3)	(0.4)	37.2
Share-based compensation	0.6	0.1	18.3
Tax Cuts and Jobs Act of 2017	-	-	(13.1)
Return-to-Provision	(2.0)	0.8	13.4
Valuation Allowance	(198.4)	0.4	0.7
Other	(0.7)	(0.4)	(11.3)
Effective income tax rate	(181.3)%	18.8%	115.2%

Our tax rate is affected primarily by the recognition of a valuation allowance during the year ended December 31, 2020 and the portion of income and expense allocated to the noncontrolling interest. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year.

As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from Holdco. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

$'s in 000's	2020	2019
Deferred tax assets
Investment in partnership	$53,294	$53,303
Fixed assets	32	29
Net operating loss carryforwards and tax credits	18,001	6,775
Other accruals and reversals	9	5
Subtotal	71,336	60,112
Less: valuation allowance	(71,161)	(143)
Net deferred tax assets	175	59,969

Deferred tax liabilities
Intangible assets	$(447)	$(293)
Other	(6)	(5)
Net deferred tax liabilities	$(453)	$(298)

At December 31, 2020, the Company has federal net operating loss (“NOL”) carryforwards of $66.0 million, of which $1.9 million, generated in 2017 and prior, will expire in 2037, the remaining NOLs do not expire. The NOL generated in 2018 and after of $64.1 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company has a federal business interest expense carryover totaling $6.1 million as of December 31, 2020, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. As of December 31, 2020, the Company has charitable contribution carryforwards of $1.0 million, which if unused will expire between 2021 and 2025. The Company has state NOL carryforwards of $384.7 million (tax effected $2.8 million) as of December 31, 2020 which expire between 2022 and 2038 and others that have an indefinite carryforward period. At December 31, 2020 the Company had foreign NOL carryforwards of $0.8 million which do not expire.

The Company has assessed the realizability of the net deferred tax assets as of December 31, 2020 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $71.2 million and $0.1 million as of December 31, 2020 and 2019, respectively. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

The Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. Accordingly, no unrecognized tax benefit would impact the effective tax rate. If interest and penalties were accrued, we would recognize interest and penalties as income tax expense. We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2020, tax years from 2017 to present are subject to examination by the tax authorities.

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

Note 8 – Loss per Share

Basic and Diluted Loss per share

Basic loss per share of Class A common stock is computed by dividing net loss available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net loss available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Year ended December 31,
(in 000's, except for per share amounts)	2020	2019	2018
Numerator:
Net (loss) income	$(81,022)	$(14,302)	$87
Less: net (loss) income attributable to non-controlling interests	(3,548)	(2,849)	869
Net loss attributable to PetIQ, Inc. — basic and diluted	(77,474)	(11,453)	(782)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	24,629	22,652	17,216
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect for conversion of Notes	—	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	24,629	22,652	17,216

Loss per share of Class A common stock — basic	$(3.15)	$(0.51)	$(0.05)
Loss per share of Class A common stock — diluted	$(3.15)	$(0.51)	$(0.05)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock as well as all stock options and restricted stock units have not been included in the diluted loss per share calculation as they have been determined to be anti-dilutive under the if-converted method and treasury stock method, respectively.

Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the years ended December 31, 2020, 2019 and 2018, as they have been determined to be anti-dilutive under the treasury stock method.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of December 31, 2020 and 2019, 1,293 thousand and 2,017 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of December 31, 2020, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period. Expense recognized totaled $6.5 million and $6.2 million for the years ended December 31, 2020, and 2019, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended:

	December 31, 2020	December 31, 2019
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.91%	35.00%
Risk-free interest rate (3)	0.37%	2.37%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended December 31, 2020 and 2019 was $11.88 and $10.63, respectively, per option. The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2020:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at December 31, 2017	599	$16.00	$3,496	9.5
Granted	1,617	25.74
Exercised	(76)	18.83
Forfeited	(195)	21.37
Cancelled/Expired	—	—
Outstanding at December 31, 2018	1,945	$23.45	$5,527	9.1
Granted	423	27.54
Exercised	(119)	19.51
Forfeited	(168)	21.92
Cancelled/Expired	(9)	25.70
Outstanding at December 31, 2019	2,072	$24.63	$6,266	8.0
Granted	505	20.22
Exercised	(395)	23.48	$4,468
Forfeited	(96)	21.42
Outstanding at December 31, 2020	2,086	$23.93	$30,302	7.2
Options exercisable at December 31, 2020	831		$11,778	5.9

At December 31, 2020, total unrecognized compensation cost related to unvested stock options was $8.4 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will generally be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At December 31, 2020, total unrecognized compensation cost related to unvested RSUs was $5.8 million and is expected to vest over a weighted average of 2.8 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.6 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended December 31, 2020:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at December 31, 2018	51	$33.16
Granted	123	27.61
Settled	(25)	30.43
Forfeited	(15)	30.58
Outstanding at December 31, 2019	133	$28.85
Granted	271	20.73
Settled	(70)	25.65
Forfeited	(17)	23.34
Nonvested RSUs at December 31, 2020	317	$22.91

The total equity based compensation expense for these plans over the vesting period totaled $9.2 million, $7.4 million, and $3.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.0 million, $1.4 million and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 10 - Stockholders’ Equity

Certificate of Incorporation

The Company’s amended and restated certificate of incorporation, among other things, provides for the (i) authorization of 125,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 12,500,000 shares of blank check preferred stock; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.

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

As of December 31, 2020, there were 28,751 thousand LLC Interests outstanding, of which PetIQ owned 25,711 thousand, representing an 89.4% ownership interest in HoldCo. Exchange and other equity activity during the years ended December 31, 2020 and 2019 resulted in weighted average ownership of HoldCo by PetIQ of 86.4% and 80.2%, respectively.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2019	6,547	21,620	28,167	23.2%	76.8%
Stock based compensation adjustments	—	140	140
Exchange transactions	(1,794)	1,794	—
As of December 31, 2019	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation adjustments	—	445	445
Exchange transactions	(1,712)	1,712	—
As of December 31, 2020	3,040	25,711	28,751	10.6%	89.4%

Note 12 - Customer Concentration

The Company has significant exposure to customer concentration. During each of the years ended December 31, 2020, 2019, and 2018, two, two, and one customers, respectively, accounted for more than 10% of sales individually and in aggregate accounted for 42%, 35%, and 18% of net sales, respectively.

At December 31, 2020, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 52% of outstanding trade receivables, net. At December 31, 2019 two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 61% of outstanding trade receivables, net. All of our customer concentration exists in our Products segment.

Note 13 - Commitments and Contingencies

Litigation Contingencies

During the years ended December 31, 2020 and 2019, the Company recorded liabilities of $7.8 million and $1.0 million, respectively, for contract termination costs, related to settlements for alleged breach of contract. The expense is included within General and Administrative expenses for the years ended December 31, 2020 and 2019.

On April 4, 2018, Med Vets, Inc. and Bay Medical Solutions Inc. (collectively “Plaintiffs”) filed suit in the United States District Court for the Northern District of California against PetIQ and VIP Petcare Holdings, Inc. for alleged unlawful merger and other antitrust violations. On June 29, 2020, the 9th Circuit Court of Appeals issued an opinion affirming the dismissal of Med Vets’ merger challenge. On July 13, 2020, the Plaintiffs filed for an en banc hearing in the 9th Circuit Court of Appeals which was unanimously denied on August 7, 2020. The Plaintiffs time period to petition the Supreme Court for certiorari has passed, therefore the matter is considered resolved. As no impact to the Company is considered probable or estimable, no litigation reserve has been accrued.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency, at December 31, 2020 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the consolidated statements of operations.

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

Financial information relating to the Company’s operating segments for the years ended:

$'s in 000's			Unallocated
December 31, 2020	Products	Services	Corporate	Consolidated
Net Sales	$725,705	$54,346	$—	$780,051
Adjusted EBITDA	117,216	3,387	(52,811)	67,792
Depreciation expense	4,810	3,775	3,497	12,082
Capital expenditures	13,394	7,373	1,625	22,392

$'s in 000's			Unallocated
December 31, 2019	Products	Services	Corporate	Consolidated
Net Sales	$617,118	$92,313	$—	$709,431
Adjusted EBITDA	73,537	20,045	(32,907)	60,675
Depreciation expense	3,552	3,170	2,417	9,139
Capital expenditures	1,297	6,409	2,570	10,276

$'s in 000's			Unallocated
December 31, 2018	Products	Services	Corporate	Consolidated
Net Sales	$450,229	$78,385	$—	$528,614
Adjusted EBITDA	52,185	15,246	(25,892)	41,539
Depreciation expense	2,343	2,326	1,988	6,657
Capital expenditures	1,339	3,440	2,399	7,178

The following table reconciles Segment Adjusted EBITDA to Net (Loss) income for the periods presented.

	For the years ended
$'s in 000's	December 31, 2020	December 31, 2019	December 31, 2018
Adjusted EBITDA:
Product	$117,216	$73,537	$52,185
Services	3,387	20,045	15,246
Unallocated Corporate	(52,811)	(32,907)	(25,892)
Total Consolidated	67,792	60,675	41,539
Adjustments:
Depreciation	(12,082)	(9,139)	(6,657)
Amortization	(12,815)	(5,994)	(5,210)
Interest	(26,299)	(14,495)	(8,022)
Acquisition costs(1)	(2,620)	(6,147)	(3,787)
Stock based compensation expense	(9,170)	(7,355)	(3,812)
Purchase accounting adjustment to inventory(2)	—	(4,805)	(2,149)
Non same-store revenue(3)	8,987	8,088	3,967
Non same-store costs(3)	(22,256)	(19,553)	(10,345)
Fair value adjustment of contingent note	—	(7,320)	(3,280)
Integration costs and costs of discontinued clinics(4)	(9,776)	(3,788)	(998)
Clinic launch expenses(5)	(3,085)	(767)	(1,380)
Non-recurring royalty settlement(6)	—	—	(440)
SKU Rationalization(7)	—	(6,482)	—
Litigation expenses	(1,006)	(529)	—
COVID-19 related costs(8)	(6,476)	—	—
Pretax net loss	$(28,806)	$(17,611)	$(574)
Income tax benefit (expense)	(52,216)	3,309	661
Net (loss) income	$(81,022)	$(14,302)	$87

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Purchase accounting adjustment to inventory represents the portion of costs of sales related to the fair value of inventory adjusted as part of the purchase price allocation. During 2019 the amounts relate to the Perrigo Animal Health Acquisition and are part of the Products segment. During 2018 the costs relate to the VIP Acquisition which are part of the Services Segment and the HBH Acquisition, which is part of the Products Segment.
(3)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(4)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(5)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(6)	Non-recurring royalty settlement represents a settlement paid to a supplier related to a royalty agreement in place since 2013.
(7)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.

(8)	Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Supplemental geographic disclosures are below.

	Year ended December 31, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$719,282	$6,423	$725,705
Service revenue	54,346	—	54,346
Total net sales	$773,628	$6,423	$780,051

	Year ended December 31, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$610,986	$6,132	$617,118
Service revenue	92,313	—	92,313
Total net sales	$703,299	$6,132	$709,431

	Year ended December 31, 2018
$'s in 000's	U.S.	Foreign	Total
Product sales	$444,364	$5,865	$450,229
Service revenue	78,385	—	78,385
Total net sales	$522,749	$5,865	$528,614

The net book value of property plant and equipment, by geographic location was as follows as of:

	December 31, 2020	December 31, 2019
United States	$61,807	$51,397
Europe	1,339	1,128
Total	$63,146	$52,525

Note 15 - Related Parties

As discussed in Note 7– Income taxes, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations. At December 31, 2020 and 2019, the Company had paid $0.03 million in advance on required tax distributions and accrued $0.4 million, respectively, for estimated tax distributions, which are included in accounts payable on the consolidated balance sheets.

As discussed in Note 5– Debt, the Company has notes payable to the Sellers of VIP, who are significant shareholders of the Company, of $27.5 million. The Company had $0.5 million and $0.3 million of accrued interest on these notes as of December 31, 2020, and 2019, respectively. The Company paid $1.7 million and $1.3 million of interest for the years ended December 31, 2020 and 2019, respectively, and paid no interest for the year ended December 31, 2018. Will Santana, a former owner of VIP and board member of PetIQ until July 1, 2020, was one of the main beneficiaries of the VIP Notes. Mr. Santana has sold a sizable portion of his ownership in PetIQ and resigned from the board during 2020, as such he will no longer be considered a related party.

The Company leases office and warehouse space from a company under common control of the sellers of VIP, commencing on January 17, 2018. The Company incurred rent expenses of $0.4 million in each of the years ending December 31, 2020, 2019, and 2018, respectively. The lease ended January 5, 2021.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s annual premium expense, paid to Moreton and subsequently transferred to insurance providers, was $2.8 million, $2.3 million and $1.5 million in 2020, 2019 and 2018, respectively. Mr. Christensen was paid a commission of approximately $0.1 million in each of the years ending December 31, 2020, 2019, and 2018, respectively, by Moreton for the sale of such insurance policies to the Company.

In April 2020, the Company purchased a parcel of land for $2.5 million. The broker for the Company was Colliers International, and the agent was Mike Christensen, the brother of CEO McCord Christensen. Total commission paid to Colliers was approximately $75 thousand.

Note 16 – Employee Benefit Plans

The Company sponsors 401(k) defined contribution plans at certain subsidiaries. Participants may elect to defer up to 100% of compensation. The Company makes matching contributions of 100% of the employee deferrals up to 3% of compensation. The Company may also make discretionary profit sharing contributions each year, which are allocated to each eligible participant based on compensation. The Company made matching contributions of $0.9 million, $0.6 million, and $0.3 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The Company’s registered independent accounting firm, KPMG LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2020, as stated in their report which appears on the next page.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended, December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

KPMG LLP Suite 600 205 North 10th Street Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PetIQ, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited PetIQ, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, consolidated stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boise, Idaho
February 26, 2021

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy and our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors’ section of this annual report on Form 10-K.

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

Item 9B - Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2020, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 11 – Executive Compensation

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2020, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2020, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 13 – Certain Relationships and Related Transactions

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2020, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

Item 14 – Principal Accountant Fees and Services

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2020, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required by this Item.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated May 8, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc and PetIQ, Inc.	8-K	001-38163	2.1	5/8/2019
2.2	Amended and Restated Asset Purchase Agreement, dated June 21, 2020, by and between Elanco US Inc., PetIQ, LLC and PetIQ, Inc.	10-Q	001-38163	2.1	8/10/2020
3.1	Amended and Restated Certificate of Incorporation of PetIQ, Inc.	S-1/A	333-218955	3.1	7/11/2017
3.2	Amended and Restated Bylaws of PetIQ, Inc.	8-K	001-38163	3.1	2/23/2021
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38163	3.1	6/1/2018
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	7/17/2017
4.2	Registration Rights Agreement, dated July 20, 2017, among PetIQ, Inc. the Continuing LLC owners and the C-Corp LLC Parents	S-3	333-227186	4.1	9/4/2018
4.3	Registration Rights Agreement, dated January 17, 2018, between PetIQ, Inc. and each VIP Petcare Owner	S-3	333-227186	4.2	9/4/2018
4.4	Description of PetIQ, Inc.’s Securities	10-K	001-38163	4.4	3/11/2020
4.5	Indenture, dated May 14, 2020, among PetIQ, Inc. and Wells Fargo, National Association, as trustee	8-K	001-38163	4.1	5/20/2020
10.1	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	7/6/2017
10.2	First Amendment to PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	10-K	001-38163	10.1	3/12/2019
10.3	A&R Credit Agreement dated as of January 17, 2018 among PetIQ, LLC, as a Borrower Representative, the other credit parties party thereto, East West Bank and the other lenders party thereto, and East West Bank, as Administrative Agent, L/C Issuer and Swingline Lender	8-K	001-38163	10.2	1/23/2018
10.4	First Amendment and Joinder, dated as of August 9, 2018, to Credit Agreement dated as January 17, 2018	10-Q	001-38163	10.1	8/14/2018
10.5	Second Amendment to Amended and Restated Credit Agreement, dated March 25, 2019, by and among PetIQ, LLC, the other credit parties party thereto, the lenders party thereto and East West Bank	10-Q	001-38163	10.1	8/8/2019
10.6	Third Amendment to Amended and Restated Revolving Credit Agreement, dated July 8, 2019, by and among PetIQ, LLC, East West Bank and the lenders party thereto	8-K	001-38163	10.2	7/9/2019
10.7	Third Amendment to Amended and Restated Credit Agreement, dated July 9, 2020, by and among PetIQ, LLC, East West Bank and the lenders party thereto	10-Q	001-38163	10.2	8/10/2020
10.8	Fourth Amendment to Amended and Restated Credit Agreement, dated May 14, 2020, by and among PetIQ, LLC, East West Bank and the lenders party thereto	8-K	001-38163	10.2	5/14/2020

10.9	Sixth Amendment to Amended and Restated Credit Agreement, dated July 28, 2020, by and among PetIQ, LLC, East West Bank and the lenders party thereto	8-K	001-38163	10.2	8/3/2020
10.10	Amended and Restructured Term Loan Credit Agreement, dated July 8, 2019, by and among PetIQ, LLC, Ares Capital Corporation and the Lenders party thereto	8-K	001-38163	10.3	7/9/2019
10.11	Second Amendment to Term Loan Credit Agreement, dated July 9, 2020, by and among PetIQ, LLC, Ares Capital Corporation and the Lenders party thereto	8-K	001-38163	10.1	5/14/2020
10.12	Third Amendment to Term Loan Credit Agreement, dated July 9, 2020, by and among PetIQ, LLC, the guarantors party thereto, Ares Corporation and the other Lenders party thereto	8-K	001-38163	10.2	8/10/2020
10.13	Fourth Amendment to Term Loan Credit Agreement, dated July 28, 2020, by and among PetIQ, LLC, the guarantors party thereto, Ares Corporation and the other Lenders party thereto	8-K	001-38163	10.1	8/3/2020
10.14	Letter Agreement, dated January 17, 2018, by and among PetIQ, Inc., PetIQ Holdings, LLC, PetIQ, LLC, Community Veterinary Clinics, LLC, VIP Petcare Holdings, Inc., Will Santana, Kenneth Pecoraro, and the Equity Support Holders party thereto	8-K	001-38163	10.1	1/23/2018
10.15*	PetIQ Inc. Amended and Restated 2017 Omnibus Incentive Plan	8-K	333-218955	10.1	5/31/2019
10.16*	Form of Indemnification Agreement	S-1/A	333-218955	10.13	7/20/2017
10.17*	PetIQ, Inc. 2017 Omnibus Incentive Plan Form of Nonqualified Stock Option Agreement	10-Q	001-38163	10.2	11/14/2018
10.18*	Amended and Restated Employment and Non-Competition Agreement between PetIQ, LLC and McCord Christensen	10-Q	001-38163	10.1	5/9/2019
10.19*	Employment and Non-Competition Agreement, dated September 17, 2018, between PetIQ, LLC and Susan Sholtis	8-K	001-38163	10.1	9/20/2018
10.20*	Employment and Non-Competition Agreement, dated as of May 28, 2019, between PetIQ, LLC and Michael Smith	8-K	001-38163	10.5	7/9/2019
10.21*	Employment and Non-Competition Agreement between PetIQ, LLC and John Newland	10-Q	001-38163	10.2	5/9/2019
10.22*	Employment and Non-Competition Agreement between PetIQ, LLC and R. Michael Herrman	10-Q	001-38163	10.3	5/9/2019
10.23*	PetIQ, Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Agreement	10-Q	001-38163	10.3	11/14/2018
10.24*	PetIQ, Inc. 2017 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	333-218955	10.4	11/14/2018
10.25*	PetIQ, Inc. Amended and Restated 2018 Inducement and Retention Stock Plan for CVC Employees	S-8	333-223635	4.3	3/13/2018
10.26	First Amendment to Purchase and Sale Agreement, dated July 7, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc, and PetIQ, Inc.	8-K	001-38163	10.1	7/9/2019
10.27	Transition Services Agreement, dated July 8, 2019, by and between PetIQ, LLC and L. Perrigo Company	8-K	001-38163	10.4	7/9/2019
10.28	Form of Base Capped Call Transaction Confirmation	8-K	001-38163	10.1	5/20/2020
10.29	Form of Additional Capped Call Transaction Confirmation	8-K	001-38163	10.2	5/20/2020
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith

Item 16. Form 10-K Summary

None.

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and John Newland, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2021.

SIGNATURE	TITLE

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer)
McCord Christensen	Officer and Chairman of the Board

/s/ John Newland	Chief Financial Officer (principal financial and accounting officer)
John Newland	Officer

/s/ Mark First	Director
Mark First

/s/ Ronald Kennedy	Director
Ronald Kennedy

/s/ Scott Huff	Director
Scott Huff

/s/ Larry Bird	Director
Larry Bird