Form 10-Q
period 2021-03-31
PetIQ, Inc.
filed 2021-05-07
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

As of May 6, 2021, we had 28,372,028 shares of Class A common stock and 766,825 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

		As adjusted (Note 1)
	March 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$11,064	$33,456
Accounts receivable, net	175,186	102,755
Inventories	130,523	97,773
Other current assets	9,150	8,312
Total current assets	325,923	242,296
Property, plant and equipment, net	68,783	63,146
Operating lease right of use assets	20,171	20,122
Other non-current assets	1,836	1,870
Intangible assets, net	204,589	213,000
Goodwill	231,202	231,158
Total assets	$852,504	$771,592
Liabilities and equity
Current liabilities
Accounts payable	$101,033	$68,131
Accrued wages payable	8,344	10,540
Accrued interest payable	538	903
Other accrued expenses	10,864	8,815
Current portion of operating leases	5,151	4,915
Current portion of long-term debt and finance leases	6,752	7,763
Total current liabilities	132,682	101,067
Operating leases, less current installments	15,741	15,789
Long-term debt, less current installments	443,139	403,591
Finance leases, less current installments	3,001	3,338
Other non-current liabilities	1,253	1,397
Total non-current liabilities	463,134	424,115
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	345,386	319,642
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 28,102 and 25,771 shares issued and outstanding, respectively	28	26
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 941 and 3,040 shares issued and outstanding, respectively	1	3
Accumulated deficit	(96,525)	(98,558)
Accumulated other comprehensive loss	(500)	(686)
Total stockholders' equity	248,390	220,427
Non-controlling interest	8,298	25,983
Total equity	256,688	246,410
Total liabilities and equity	$852,504	$771,592

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Product sales	$230,034	$166,280
Services revenue	24,313	20,498
Total net sales	254,347	186,778
Cost of products sold	182,827	134,779
Cost of services	23,721	19,845
Total cost of sales	206,548	154,624
Gross profit	47,799	32,154
Operating expenses
General and administrative expenses	40,672	31,690
Operating income	7,127	464
Interest expense, net	(4,870)	(4,704)
Foreign currency (loss) income, net	(113)	73
Other income, net	317	365
Total other expense, net	(4,666)	(4,266)
Pretax net income (loss)	2,461	(3,802)
Income tax (expense) benefit	(75)	1,169
Net income (loss)	2,386	(2,633)
Net income (loss) attributable to non-controlling interest	353	(530)
Net income (loss) attributable to PetIQ, Inc.	$2,033	$(2,103)
Net income (loss) per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.08	$(0.09)
Diluted	$0.08	$(0.09)
Weighted Average shares of Class A common stock outstanding
Basic	26,386	23,728
Diluted	27,004	23,728

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in 000’s)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net income (loss)	$2,386	$(2,633)
Foreign currency translation adjustment	141	(574)
Comprehensive income (loss)	2,527	(3,207)
Comprehensive income (loss) attributable to non-controlling interest	358	(623)
Comprehensive income (loss) attributable to PetIQ	$2,169	$(2,584)

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$2,386	$(2,633)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	12,351	5,470
Loss (gain) on disposition of property, plant, and equipment	30	(375)
Stock based compensation expense	2,122	2,558
Deferred tax adjustment	—	(1,169)
Other non-cash activity	145	33
Changes in assets and liabilities
Accounts receivable	(72,423)	(60,217)
Inventories	(32,767)	(39,069)
Other assets	(726)	(1,090)
Accounts payable	32,182	27,827
Accrued wages payable	(2,184)	(2,561)
Other accrued expenses	1,531	2,620
Net cash used in operating activities	(57,353)	(68,606)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	429
Purchase of property, plant, and equipment	(8,325)	(5,075)
Net cash used in investing activities	(8,325)	(4,646)
Cash flows from financing activities
Proceeds from issuance of long-term debt	242,500	239,600
Principal payments on long-term debt	(204,641)	(165,816)
Tax distributions to LLC Owners	—	(20)
Principal payments on finance lease obligations	(468)	(394)
Tax withholding payments on Restricted Stock Units	(802)	(149)
Exercise of options to purchase class A common stock	6,580	1,002
Net cash provided by financing activities	43,169	74,223
Net change in cash and cash equivalents	(22,509)	971
Effect of exchange rate changes on cash and cash equivalents	117	(135)
Cash and cash equivalents, beginning of period	33,456	27,272
Cash and cash equivalents, end of period	$11,064	$28,108

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Three Months Ended March 31,
Supplemental cash flow information	2021	2020
Interest paid	$4,441	$3,789
Net change in property, plant, and equipment acquired through accounts payable	(622)	681
Finance lease additions	—	381
Net change of deferred tax asset from step-up in basis	—	3,199
Income taxes paid, net of refunds	17	89
Accrued tax distribution	149	106

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended March 31, 2021
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2021 As adjusted (Note 1)	$(98,558)	$(686)	25,711	$26	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	50	2,099	2	(2,099)	(2)	18,031	(18,081)	—
Accrued tax distributions	—	—	—	—	—	—	—	(149)	(149)
Other comprehensive income	—	136	—	—	—	—	—	5	141
Stock based compensation expense	—	—	—	—	—	—	1,935	187	2,122
Exercise of Options to purchase Common Stock	—	—	242	—	—	—	6,580	—	6,580
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	50	—	—	—	(802)	—	(802)
Net income	2,033	—	—	—	—	—	—	353	2,386
Balance - March 31, 2021	$(96,525)	$(500)	28,102	$28	941	$1	$345,386	$8,298	$256,688

	Three months ended March 31, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive	Class A Common		Class B Common		Paid-in	Non-controlling	Total
	Deficit	Loss	Shares	Dollars	Shares	Dollars	Capital	Interest	Equity
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	(43)	703	1	(703)	(1)	6,665	(6,622)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,199	—	3,199
Accrued tax distributions	—	—	—	—	—	—	—	(106)	(106)
Other comprehensive loss	—	(481)	—	—	—	—	—	(93)	(574)
Stock based compensation expense	—	—	—	—	—	—	2,142	416	2,558
Exercise of Options to purchase Common Stock	—	—	46	—	—	—	1,002	—	1,002
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	15	—	—	—	(255)	—	(255)
Net loss	(2,103)	—	—	—	—	—	—	(530)	(2,633)
Balance - March 31, 2020	$(18,006)	$(1,655)	24,318	$24	4,049	$4	$312,874	$38,262	$331,503

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

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segment consists of veterinary services and related product sales provided by the Company directly to consumers.

We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all of the business and affairs of Opco.

The condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Other receivables consists of various receivables due from vendors, banking partners, and notes receivable from suppliers. Non-current portions of these other receivables are included in other non-current assets on the condensed consolidated balance sheets.

Accounts receivable consists of the following as of:

$'s in 000's	March 31, 2021	December 31, 2020
Trade receivables	$162,152	$96,381
Other receivables	13,369	7,094
	175,521	103,475
Less: Allowance for doubtful accounts	(335)	(720)
Total accounts receivable, net	$175,186	$102,755

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

$'s in 000's	March 31, 2021	December 31, 2020
Raw materials	$12,267	$15,761
Work in progress	2,676	2,273
Finished goods	115,580	79,739
Total inventories	$130,523	$97,773

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

Convertible Debt

On May 19, 2020, we issued $143.8 million aggregate principal amount of Convertible Notes due 2026 (the “Notes”).  See Note 5 – “Debt.”  Simultaneously, with the issuance of the Notes, we bought capped call options from certain financial institutions to minimize the impact of potential dilution of our Class A common stock upon conversion of the Notes. The premium for the capped call options was recorded as additional paid-in capital in our condensed consolidated balance sheets as the options are settleable in our Class A common stock.

Effective January 1, 2021, we adopted ASU 2020-06 using the full retrospective approach. As a result of this adoption, we have de-recognized the debt discount on the Notes and therefore no longer recognize any amortization of debt discount on the Notes as interest expense (see below, Adopted Accounting Standard Update).

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of March 31, 2021.

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

Contract balances

Contract asset and liability balances as of March 31, 2021 and 2020 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. Advertising costs were $2.4 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

Collaboration Agreements

Through our acquisition of Perrigo Animal Health, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. During the three months ended March 31, 2021, the Company opted out of the arrangement for two of the product formulations, which reduced the amount of any potential payments under the agreement. The Company may make up to $5.8 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the condensed consolidated statements of operations. There were no expenses incurred under the agreement for the three months ended March 31, 2021 or 2020.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and Limited Liability Company interests in Holdco. As of March 31, 2021 and December 31, 2020 the non-controlling interest was approximately 3.2% and 10.6%, respectively of ownership of LLC Interests.

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

Adopted Accounting Standard Updates

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant of which is requiring the use of the if-converted method for diluted EPS calculation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the ASU can either be on a modified retrospective or full retrospective basis.

On January 1, 2021, we adopted the ASU using the full retrospective method.  Under the full retrospective method, the prior period condensed consolidated financial statements have been retrospectively adjusted to reflect the adoption of the accounting standard in those periods.  There was no impact to condensed consolidated statement of operations for the three months ended March 31, 2020 as we had no relevant instruments outstanding.  The following table shows the impact of the adoption on our condensed consolidated balance sheet.

		December 31, 2020	ASU 2020-06	December 31, 2020
		As reported	Adjustment	As Restated
Liabilities
	Long-term debt, less current installments	$355,979	$47,612	$403,591
Stockholders' Equity
	Additional Paid-in Capital	356,442	(36,800)	319,642
	Non-controlling Interest	31,614	(5,631)	25,983
	Accumulated Deficit	(93,377)	(5,181)	(98,558)

Note 2 –Asset Acquisitions

Capstar ® Acquisition

On July 31, 2020 the Company completed the acquisition of Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition, using cash on hand as a result of the issuance of the Notes in May 2020.

The Capstar Acquisition was accounted for as an asset acquisition and certain transaction related costs of approximately $1.1 million were included in the cost of the acquired assets. The fair value assigned to trade names was based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The estimated fair value of customer relationship was determined using an income approach, specifically a discounted cash flow analysis. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The fair value assigned to patents and processes was determined based on the income approach. The purchased assets are identified below:

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

Supplier Termination, Settlement and Asset Purchase Agreement:

During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (“Agreement”) with a supplier who alleged PetIQ had breached its supply agreement due to the acquisition of Perrigo Animal Health. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter. The Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The assets acquired are included within the patents and processes intangible assets category and are amortized over 10 years. The assets were valued using the relief from royalty method. The remainder of the obligation was considered to be a payment to settle the alleged breach of the supply agreement, the termination expense is included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended June 30, 2020. The obligation is considered debt and is included in debt on the condensed consolidated balance sheet. See Note 5 – “Debt” for additional information.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	March 31, 2021	December 31, 2020
Leasehold improvements	$21,143	$19,709
Equipment	25,714	25,664
Vehicles and accessories	6,825	7,110
Computer equipment and software	11,326	10,858
Buildings	10,362	10,168
Furniture and fixtures	2,362	2,347
Land	7,067	7,067
Construction in progress	17,798	11,331
	102,597	94,254
Less accumulated depreciation	(33,814)	(31,108)
Total property, plant, and equipment	$68,783	$63,146

Depreciation expense related to these assets was $3.1 million and $2.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	March 31, 2021	December 31, 2020
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,188	160,178
Patents and processes	5-10 years	14,925	14,905
Brand names	5-15 years	24,748	24,740
Total amortizable intangibles		200,211	200,173
Less accumulated amortization		(30,631)	(25,984)
Total net amortizable intangibles		169,580	174,189
Non-amortizable intangibles
Trademarks and other		33,341	33,341
In-process research and development		1,668	5,470
Intangible assets, net of accumulated amortization		$204,589	$213,000

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended March 31, 2021 and 2020 was $8.4 million and $2.2 million, respectively.

The in-process research and development (“IPRD”), intangible assets represent the value assigned to three acquired R&D projects that principally represent rights to develop and sell products that the Company has acquired which has not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. In the event that the efforts are not successful, the Company will write off the relevant IPRD in the period in which it is no longer considered feasible.  During the three months ended March 31, 2021, the Company opted out of two of the acquired projects, effectively abandoning the associated research and development efforts.  Accordingly, the Company wrote off the associated IPRD assets of $3.8 million, the expense for which is included in General and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2021.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2021	$13,877
2022	17,973
2023	16,925
2024	14,557
2025	13,895
Thereafter	92,353

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2020 to March 31, 2021:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2020	183,781	47,264	231,045
Foreign currency translation	113	—	113
Goodwill as of December 31, 2020	183,894	47,264	231,158
Foreign currency translation	44	—	44
Goodwill as of March 31, 2021	$183,938	$47,264	$231,202

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

The fair value of the Notes was $204.5 million as of March 31, 2021. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of March 31, 2021 and is classified as Level 2 in the fair value hierarchy.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of March 31, 2021, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of March 31, 2021, the borrower and guarantors thereunder were in compliance with these covenants.

As of March 31, 2021, $54.4 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 3.3% at March 31, 2021.

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

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of March 31, 2021, the borrower and guarantors thereunder were in compliance with these covenants.

As of March 31, 2021, $216.7 million was outstanding under the A&R Term Loan Credit Agreement.

General Other Debt

The Company entered into a mortgage with a local bank to finance a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In July 2020, the Company entered into the Agreement. See Note 2 – “Business Combinations and Asset Acquisitions”. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest. The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million at the time it was entered into.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million and contingent Notes that were subsequently earned. As of December 31, 2020 and March 31, 2021, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2021	December 31, 2020
Convertible Notes	$143,750	$143,750
Term loans	216,700	217,250
Revolving credit facility	54,422	15,000
Notes Payable - VIP Acquisition	27,500	27,500
Other Debt	15,508	16,257
Net discount on debt and deferred financing fees (1)	(9,461)	(9,947)
	$448,419	$409,810
Less current maturities of long-term debt	(5,280)	(6,219)
Total long-term debt	$443,139	$403,591

(1)	– The net discount on debt and deferred financing fees were adjusted retrospectively for the adoption of ASU 2020-06 as discussed further in Note 1.

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of March 31, 2021, are as follows:

($'s in 000's)
Remainder of 2021	$4,859
2022	5,498
2023	33,279
2024	6,083
2025	2,260
Thereafter	405,901

The Company entered into two new credit facilities on April 13, 2021, which fully repaid and terminated the Amended Revolving Credit Agreement, the A&R Term Loan Credit Agreement, and the VIP Notes. See Note 16 – “Subsequent Events.”

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

The components of lease expense consists of the follow:

	For the Three Months Ended
$'s in 000's	March 31, 2021	March 31, 2020
Finance lease cost
Amortization of right-of-use assets	$566	$391
Interest on lease liabilities	91	82
Operating lease cost	1,292	1,831
Variable lease cost(1)	306	175
Short-term lease cost	4	5
Sublease income	(43)	(75)
Total lease cost	$2,216	$2,409

(1)	Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	4.26	4.82
Finance leases	2.78	2.80
Weighted-average discount rate
Operating leases	5.3%	5.3%
Finance leases	4.9%	5.8%

Annual future commitments under non-cancelable leases as of March 31, 2021, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2021	$4,582	$1,314
2022	5,955	1,584
2023	5,154	1,580
2024	3,631	361
2025	2,711	20
Thereafter	1,468	—
Total minimum future obligations	$23,501	$4,859
Less interest	(2,609)	(334)
Present value of net future minimum obligations	20,892	4,525
Less current lease obligations	(5,151)	(1,524)
Long-term lease obligations	$15,741	$3,001

Supplemental cash flow information:

	Three Months Ended	Three Months Ended
$'s in 000's	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$91	$82
Operating cash flows from operating leases	1,224	1,798
Financing cash flows from finance leases	468	394
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	1,418	1,696
Finance leases	—	381

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

Our effective tax rate (ETR) from continuing operations was 3.06% and 30.8% for the three months ended March 31, 2021, and 2020 respectively, including discrete items. Income tax expense for three months ended March 31, 2021 and 2020 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion.

The Company has assessed the realizability of the net deferred tax assets as of March 31, 2021 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $89.5 million and $71.2 million as of March 31, 2021 and December 31, 2020, respectively. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned. In the three months ended March 31, 2021 and 2020, the Company made cash distributions of $0 and $0.02 million, respectively. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. During the three months ended March 31, 2021 and 2020, the Company accrued distributions of $0.1 million and $0.1 million, respectively.

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

On January 1, 2021, we adopted ASU 2020-06 using the full retrospective method.  Following this adoption, we utilize the if-converted method for the diluted net income (loss) per share calculation of our convertible Notes (see Note 1 for more information on the adoption of ASU 2020-06).

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three months ended March 31,
(in 000's, except for per share amounts)	2021	2020
Numerator:
Net (loss) income	$2,386	$(2,633)
Less: net (loss) income attributable to non-controlling interests	353	(530)
Net income (loss) attributable to PetIQ, Inc. — basic and diluted	2,033	(2,103)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	26,386	23,728
Dilutive effects of stock options that are convertible into Class A common stock	470	—
Dilutive effect of RSUs	148	—
Dilutive effect for conversion of Notes	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	27,004	23,728

Earnings (loss) per share of Class A common stock — basic	$0.08	$(0.09)
Earnings (loss) per share of Class A common stock — diluted	$0.08	$(0.09)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The computation of dilutive effect of other potential common shares excludes stock awards of 652 thousand shares for the three months ended March 31, 2021, as the inclusion under the treasury stock method would have been antidilutive.   The dilutive impact of the Notes have not been included in the dilutive earnings per share calculation for the three months ended March 31, 2021 as they would be antidilutive.

Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the three months ended March 31, 2020, as they would have been anti-dilutive.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of March 31, 2021 and 2020, 767 thousand and 1,299 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of March 31, 2021, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.4 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.91%	33.91%
Risk-free interest rate (3)	0.90%	0.72%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended March 31, 2021 was $12.39 per option. At March 31, 2021, total unrecognized compensation cost related to unvested stock options was $11.3 million and is expected to be recognized over a weighted-average period of 2.4 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at January 1, 2020	2,072	$24.63	$6,266	8.0
Granted	505	20.22
Exercised	(395)	23.48	$4,468
Forfeited	(96)	21.42
Outstanding at December 31, 2020	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(242)	27.17	$2,450
Forfeited	(11)	21.22
Cancelled	(1)	27.73
Outstanding at March 31, 2021	2,186	$25.48	$21,763	7.9
Options exercisable at March 31, 2021	910

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At

March 31, 2021, total unrecognized compensation cost related to unvested RSUs was $11.4 million and is expected to vest over a weighted average 3.3 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2021.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at January 1, 2020	133	$28.85
Granted	271	20.73
Settled	(70)	25.65
Forfeited	(17)	23.34
Outstanding at December 31, 2020	317	$22.91
Granted	179	35.66
Settled	(71)	21.62
Forfeited	(2)	21.06
Nonvested RSUs at March 31, 2021	423	$28.55

Note 10 – Stockholders’ Equity

Exchanges

During the three months ended March 31, 2021 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 2,099 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2020	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation adjustments	—	445	445
Exchange transactions	(1,712)	1,712	—
As of December 31, 2020	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation adjustments		292	292
Exchange transactions	(2,099)	2,099	—
As of March 31, 2021	941	28,102	29,043	3.2%	96.8%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three months ended March 31, 2021 and 2020 the Company owned a weighted average of 91.2% and 83.7%, respectively, of Holdco.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended March 31, 2021 and 2020, two customers individually accounted for more than 10% of sales, comprising 42% of net sales, respectively for such periods.

At March 31, 2021 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 45% of outstanding trade receivables, net. At December 31, 2020 one Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 52% of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at March 31, 2021 and December 31, 2020 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the condensed consolidated statements of operations.

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
March 31, 2021	Products	Services	Corporate	Consolidated
Net Sales	$230,034	$24,313	$—	$254,347
Adjusted EBITDA	38,792	2,096	(14,027)	26,861
Depreciation expense	940	1,182	1,009	3,131
Capital expenditures	270	2,379	5,676	8,325

$'s in 000's			Unallocated
March 31, 2020	Products	Services	Corporate	Consolidated
Net Sales	$166,280	$20,498	$—	$186,778
Adjusted EBITDA	24,279	1,989	(11,810)	14,458
Depreciation expense	1,316	848	709	2,873
Capital expenditures	1,673	2,833	569	5,075

The following table reconciles Segment Adjusted EBITDA to Net income (loss) for the periods presented.

	For the three months ended
$'s in 000's	March 31, 2021	March 31, 2020
Adjusted EBITDA:
Product	$38,792	$24,279
Services	2,096	1,989
Unallocated Corporate	(14,027)	(11,810)
Total Consolidated	26,861	14,458
Adjustments:
Depreciation	(3,131)	(2,873)
Amortization	(8,428)	(2,242)
Interest	(4,870)	(4,704)
Acquisition costs(1)	(6)	(586)
Stock based compensation expense	(2,122)	(2,558)
Integration costs and costs of discontinued clinics(2)	48	(454)
Non same-store revenue(3)	4,395	2,282
Non same-store costs(3)	(9,339)	(6,400)
Clinic launch expenses(4)	(704)	(676)
Litigation expenses	(243)	(49)
Pretax net income (loss)	$2,461	$(3,802)
Income tax benefit (expense)	(75)	1,169
Net loss	$2,386	$(2,633)

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(3)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

Supplemental geographic disclosures are below.

	Three months ended March 31, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$228,575	$1,459	$230,034
Service revenue	24,313	—	24,313
Total net sales	$252,888	$1,459	$254,347

	Three months ended March 31, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$165,072	$1,208	$166,280
Service revenue	20,498	—	20,498
Total net sales	$185,570	$1,208	$186,778

Property, plant, and equipment by geographic location is below.

	March 31, 2021	December 31, 2020
United States	$67,522	$61,807
Europe	1,261	1,339
Total	$68,783	$63,146

Note 15 – Related Parties

As discussed in Note 7– “Income Taxes”, the Company has accrued tax distributions that are payable to Continuing LLC Owners to facilitate the Continuing LLC Owners periodic estimated tax obligations. At March 31, 2021 and December 31, 2020, the Company had accrued $0.1 million for estimated tax distributions and paid $0.03 million in advance on required tax distributions, respectively, which are included in accounts payable on the consolidated balance sheets.

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $0 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Mr. Chris Christensen was paid a commission of approximately $0 thousand and $18 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively, for the sale of such insurance policies to the Company.

Note 16 – Subsequent Events

On April 13, 2021, the Company entered into a new $300 million term loan (“Term Loan B”) and a $125 million new asset-based revolving line of credit (“ABL”), collectively referred to as the (“credit facilities”).

The credit facilities replace both the Amended Revolving Credit Agreement and A&R Term Loan Agreement and increase total borrowing capacity by approximately $109 million.   The Term Loan B, priced at LIBOR+425 with a 0.50% LIBOR floor, has a maturity of April 2028 and contains no financial covenants.  The new ABL, priced at LIBOR+125 to LIBOR+175, has a maturity of April 2026. The credit facilities provide significant improvements in debt covenants, increased operational flexibility and incremental debt baskets to facilitate future growth.  In addition to replacing previous facilities, a portion of the proceeds were used to fully repay $27.5 million of the unsecured VIP Seller Notes bearing interest at 6.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2020 and related notes included in the annual report for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

With the anticipated gradual receding of the pandemic, as well as COVID-19 vaccinations becoming more widespread and various restrictions continuing to ease, consumers have started to resume normal activities, including seeking in person veterinary care for their companion animals, and more businesses have commenced resuming operations. The Company has continued to experience absenteeism in excess of historical averages, however, throughout the first quarter the impact has been declining.  There can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

Since the beginning of the pandemic in the first quarter of 2020, the Company has implemented various policies and procedures designed to ensure the safety of our customers and team members.  With COVID-19 cases and hospitalizations declining through the United States, we have begun to roll back certain policies that incurred additional costs, such as incremental team members at veterinary services clinics and wellness centers to ensure social distancing and enhanced sanitation.

Results of Operations

The following tables set forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Product sales	$230,034	$166,280	90.4%	89.0%
Services revenue	24,313	20,498	9.6%	11.0%
Total net sales	254,347	186,778	100.0%	100.0%
Cost of products sold	182,827	134,779	71.9%	72.2%
Cost of services	23,721	19,845	9.3%	10.6%
Total cost of sales	206,548	154,624	81.2%	82.8%
Gross profit	47,799	32,154	18.8%	17.2%
General and administrative expenses	40,672	31,690	16.0%	17.0%
Operating income	7,127	464	2.8%	0.2%
Interest expense, net	4,870	4,704	1.9%	2.5%
Foreign currency (loss) gain, net	113	(73)	0.0%	(0.0)%
Other income, net	(317)	(365)	(0.1)%	(0.2)%
Total other expense, net	4,666	4,266	1.8%	2.3%
Pretax net income (loss)	2,461	(3,802)	1.0%	(2.0)%
(Provision) benefit for income taxes	(75)	1,169	(0.0)%	0.6%
Net income (loss)	$2,386	$(2,633)	0.9%	(1.4)%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended
$'s in 000's	March 31, 2021	March 31, 2020
Services segment sales:
Same-store sales	$19,918	$18,216
Non same-store sales	4,395	2,282
Net services segment sales	24,313	20,498
Products segment sales	230,034	166,280
Total net sales	254,347	186,778

Adjusted EBITDA
Products	38,792	24,279
Services	2,096	1,989
Unallocated Corporate	(14,027)	(11,810)
Total Adjusted EBITDA	$26,861	$14,458

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

Net sales

Consolidated Net Sales

Consolidated net sales increased $67.6 million, or 36.2%, to $254.3 for the three months ended March 31, 2021, compared to $186.8 million for the three months ended March 31, 2020. This increase was driven by the acceleration of sales of distributed items, both OTC and Rx. Large gains occurred within both the online channel and brick and mortar. Manufactured items as a result of the Capstar acquisition added some sales growth, as well growth of health and wellness items. Growth in the Services segment is related to more days open and newly opened wellness centers, compared to the closures related to COVID-19 that started during the three months ended March 31, 2020.

Products Segment

Product sales increased $63.8 million, or 38.3%, to $230.0 million for the three months ended March 31, 2021, compared to $166.3 million for the three months ended March 31, 2020. This increase was driven by velocity growth within current customers of distributed products. This includes a program change at a major partner who moved from a manufactured offering to a distributed offering.

Services Segment

Services revenues increased $3.8 million, or 18.6%, from $20.5 million to $24.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Same-store sales increased $1.7 million, or 9.3%, to $19.9 million for the three months ended March 31, 2021, compared to $18.2 million for the three months ended March 31, 2020. The increase in same-store sales was driven by relaxation of COVID-19 related closures. Non same-store sales increased $2.1 million or 92.6%, to $4.4 million for the three months ended March 31, 2021, compared to $2.3 million for the three months ended March 31, 2020. The increase in non same-store sales was a result of opening approximately 15 additional wellness centers in 2021, as well as the maturation of clinics opened in the past six trailing quarters.

Gross profit

Gross profit increased by $15.6 million, or 48.7%, to $47.8 million for the three months ended March 31, 2021, compared to $32.2 million for the three months ended March 31, 2020. This increase is due to margin improvement on Capstar products now that it is owned by PetIQ as well total sales growth.

Gross margin increased to 18.8% for the three months ended March 31, 2021, compared to 17.2% for the three months ended March 31, 2020. This increase was driven by product sales growth in higher margin items such as Capstar, offset slightly by services margin declines due to additional new wellness center openings and product sales growth in lower margin distributed items.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $9.0 million, or 28.3%, to $40.6 million for the three months ended March 31, 2021, compared to $31.7 million for the three months ended March 31, 2020. As a percentage of net sales, G&A decreased from 17.0% for the three months ended March 31, 2020 to 16.0% for the first quarter of 2021, as sales growth have outpaced overhead and other G&A cost growth.

Products Segment

Products segment G&A increased $0.7 million or approximately 8.0% to $9.4 million for the three months ended March 31, 2021, compared to $8.7 million for the three months ended March 31, 2020. This increase was driven due to higher sales resulting in higher selling costs, offset slightly be efficiencies gained through centralizing our OTC distribution to our Omaha, Nebraska distribution facility.

Services Segment

Services segment G&A increased $1.1 million, or 26.9%, to $5.3 million for the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales.

Unallocated Corporate

Unallocated corporate G&A increased $7.2 million, or 38.0%, to $26.0 million for the three months ended March 31, 2021, from $18.8 million for the three months ended March 31, 2020. The increase was related to the following:

◾	Additional corporate compensation (wages/bonus) of approximately $1.5 million, driven by corporate growth in headcount and wage rates;
◾	Increased amortization of $2.4 million resulting from the new acquisitions; and
◾	$3.8 million amortization due to the acceleration of in-process research and development assets.

Interest expense, net

Interest expense, net, increased $0.2 million to $4.9 million for the three months ended March 31, 2021, compared to $4.7 million for the three months ended March 31, 2020. This increase was driven by the Notes issued in May 2020 to finance the Capstar Acquisition, mostly offset by lower rates on our variable rate debt.

Provision for income taxes

Our effective tax rate was 3.0% and (30.8)% for the three months ended March 31, 2021 and 2020, respectively, with a tax expense of $0.07 million and a tax benefit of $1.2 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion. The Company’s tax rate is also impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $14.5 million, or 59.8% to $38.8 million for the three months ended March 31, 2021, compared to $24.3 million for the three months ended March 31, 2020. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth as well as expanded margins related to the purchase of the Capstar branded products.

Services Segment

Services segment Adjusted EBITDA increased $0.1 million, to $2.1 million for the three months ended March 31, 2021, compared to $2.0 million for the three months ended March 31, 2020. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19, with the impact lessening throughout the three months ended March 31, 2021.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources information technology and headquarters expenses, as well as executive and incentive compensation expenses, and other miscellaneous costs. Unallocated corporate costs have primarily grown due to the growth in the size of the Company, including adding to administrative headcount through acquisitions, as well as headquarters growth to support the larger Company. Adjustments to unallocated corporate include expenses related to specific events, such as the acquisition expenses and integration costs. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three months ended March 31, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$37,852	$(4,734)	$(30,657)	$2,461
Adjustments:
Depreciation	940	1,182	1,009	3,131
Interest	—	—	4,870	4,870
Amortization	—	—	8,428	8,428
Acquisition costs(1)	—	—	6	6
Stock based compensation expense	—	—	2,122	2,122
Non same-store revenue(3)	—	(4,395)	—	(4,395)
Non same-store costs(3)	—	9,339	—	9,339
Integration costs and costs of discontinued clinics(2)	—	—	(48)	(48)
Clinic launch expense(4)	—	704	—	704
Litigation expenses	—	—	243	243
Adjusted EBITDA	$38,792	$2,096	$(14,027)	26,861

	Three months ended March 31, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$22,962	$(3,652)	$(23,112)	$(3,802)
Adjustments:
Depreciation	1,317	847	709	2,873
Interest, net	—	—	4,704	4,704
Amortization	—	—	2,242	2,242
Acquisition costs(1)	—	—	586	586
Stock based compensation expense	—	—	2,558	2,558
Non same-store revenue(3)	—	(2,282)	—	(2,282)
Non same-store costs(3)	—	6,400	—	6,400
Integration costs and costs of discontinued clinics(2)	—	—	454	454
Clinic launch expense(4)	—	676	—	676
Litigation expenses	—	—	49	49
Adjusted EBITDA	$24,279	$1,989	$(11,810)	14,458

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(3)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliations of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended
	March 31, 2021	March 31, 2020
Net income (loss)	$2,386	$(2,633)
Plus:
Tax expense (benefit)	75	(1,169)
Depreciation	3,131	2,873
Amortization	8,428	2,242
Interest	4,870	4,704
EBITDA	$18,890	$6,017
Acquisition costs(1)	6	586
Stock based compensation expense	2,122	2,558
Non same-store revenue(2)	(4,395)	(2,282)
Non same-store costs(2)	9,339	6,400
Integration costs and costs of discontinued clinics(3)	(48)	454
Clinic launch expenses(4)	704	676
Litigation expenses	243	49
Adjusted EBITDA	$26,861	$14,458

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of March 31, 2021 and December 31, 2020, our cash and cash equivalents were $11.1 million and $33.5 million, respectively. As of March 31, 2021, we had $54.4 million outstanding under a revolving credit facility, $216.7 million under a term loan, $143.8 million of outstanding Notes, and $43.0 million in other debt. Our debt agreements bear interest at rates between 3.3% and 6.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2021 and December 31, 2020, we had working capital (current assets less current liabilities) of $193.2 million and $141.2 million, respectively.

We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our credit facilities will be adequate to meet our operating, investing, and financing needs for the foreseeable future. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $57.4 million for the three months ended March 31, 2021, compared to cash used in operating activities of $68.6 million for the three months ended March 31, 2020. The change in operating cash flows primarily reflects higher earnings offset by significant growth in working capital items. Working capital changes are driven by accounts receivable growth on both sales growth and seasonality. Net changes in assets and liabilities accounted for $74.4 million in cash used in operating activities for the three months ended March 31, 2021 compared to $72.5 million of cash used in operating activities for the three months ended March 31, 2020.

Cash used in Investing Activities

Net cash used in investing activities was $8.3 million for the three months ended March 31, 2021, compared to $4.6 million for the three months ended March 31, 2020. The increase in net cash used in investing activities is a result of continued investment in new wellness centers as well as construction of a new corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $43.2 million for the three months ended March 31, 2021, compared to $74.2 million for the three months ended March 31, 2020. The change in cash provided by financing activities is primarily driven improved profitability allowing for less use of debt financing.

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

The fair value of the Notes was $204.5 million as of March 31, 2021. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of March 31, 2021 and is classified as Level 2 in the fair value hierarchy.

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

The Amended Revolving Credit Agreement contains a number of covenants that, among other things, restrict the ability of the borrowers and guarantors thereunder to (subject to certain exceptions): (i) make investments, loans or advances; (ii) incur additional indebtedness; (iii) create liens on assets; (iv) engage in mergers or consolidations and/or sell assets; (v) pay dividends and distributions or repurchase our equity interests; (vi) repay subordinated indebtedness; (vii) make certain acquisitions; and (viii) other restrictions typical for a credit agreement of this type. As of March 31, 2021, the borrowers and guarantors thereunder were in compliance with these covenants. Although the Company currently expects continued compliance with debt covenants, the impact COVID-19 may negatively affect the Company’s ability to comply with these covenants. The Amended Revolving Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the Amended Revolving Credit Agreement contains a minimum fixed charge coverage ratio covenant which is tested if availability under the Amended Revolving Credit Agreement falls below a certain level. As of March 31, 2021, the borrower and guarantors thereunder were in compliance with these covenants.

As of March 31, 2021, $54.4 million was outstanding under the Amended Revolving Credit Agreement. The weighted average interest rate on the Amended Revolving Credit Agreement was 3.3% at March 31, 2021.

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

The A&R Term Loan Credit Agreement also contains certain customary affirmative covenants and events of default (including change of control). In addition, the A&R Term Loan Credit Agreement includes a maintenance covenant that requires compliance with a maximum first lien net leverage ratio. The availability of certain baskets and the ability to enter into certain transactions (including our ability to pay dividends) may also be subject to compliance with secured leverage ratios. As of March 31, 2021, the borrower and guarantors thereunder were in compliance with these covenants.

As of March 31, 2021, $216.7 million was outstanding under the A&R Term Loan Credit Agreement.

General Other Debt

The Company entered into a mortgage with a local bank to finance a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.

In July 2020, the Company entered into the Agreement. See Note 2 – “Business Combinations and Asset Acquisitions”. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest. The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million at the time it was entered into.

In connection with the VIP Acquisition, the Company entered into a guarantee note of $10.0 million and contingent Notes that were subsequently earned. As of December 31, 2020 and March 31, 2021, $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million require quarterly interest payments of 6.75% with the balance payable July 17, 2023.

The Company entered into two new credit facilities on April 13, 2021, which fully repaid and terminated the Amended Revolving Credit Agreement, the A&R Term Loan Credit Agreement, and the VIP Notes. See Note 16 – “Subsequent Events.”

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2021, we had variable rate debt of approximately $268.9 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended March 31, 2021 by approximately $0.6 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and other reports filed from time to time with the Securities and Exchange Commission.

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

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at March 31, 2021, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the condensed consolidated statements of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020,

Item 6. Exhibits. –

10.1

ABL Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, the guarantor subsidiaries party thereto, the lenders party thereto and Keybank National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k filed April 19, 2021).

10.2

Term Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, LLC, the guarantor subsidiaries party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-k filed April 19, 2021).

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

PETIQ, INC.

May 6, 2021	/s/ John Newland
John Newland
Chief Financial Officer