Form 10-Q
period 2021-06-30
PetIQ, Inc.
filed 2021-08-05
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38163

PetIQ, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2554312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 E. Riverside Dr.	83616
Eagle, Idaho	(Zip Code)
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

As of August 5, 2021, we had 28,919,941 shares of Class A common stock and 415,829 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

		As adjusted (Note1)
	June 30, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$27,163	$33,456
Accounts receivable, net	159,800	102,755
Inventories	118,389	97,773
Other current assets	11,893	8,312
Total current assets	317,245	242,296
Property, plant and equipment, net	72,225	63,146
Operating lease right of use assets	20,231	20,122
Other non-current assets	2,181	1,870
Intangible assets, net	200,006	213,000
Goodwill	231,367	231,158
Total assets	$843,255	$771,592
Liabilities and equity
Current liabilities
Accounts payable	$61,653	$68,131
Accrued wages payable	10,045	10,540
Accrued interest payable	3,798	903
Other accrued expenses	9,105	8,815
Current portion of operating leases	5,431	4,915
Current portion of long-term debt and finance leases	9,143	7,763
Total current liabilities	99,175	101,067
Operating leases, less current installments	15,595	15,789
Long-term debt, less current installments	454,588	403,591
Finance leases, less current installments	2,555	3,338
Other non-current liabilities	1,718	1,397
Total non-current liabilities	474,456	424,115
Commitments and contingencies (Note 13)
Equity
Additional paid-in capital	358,506	319,642
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 28,909 and 25,711 shares issued and outstanding, respectively	29	26
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 425 and 3,040 shares issued and outstanding, respectively	—	3
Accumulated deficit	(92,499)	(98,558)
Accumulated other comprehensive loss	(126)	(686)
Total stockholders' equity	265,910	220,427
Non-controlling interest	3,714	25,983
Total equity	269,624	246,410
Total liabilities and equity	$843,255	$771,592

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in 000’s except for per share amounts)

		As adjusted (Note1)		As adjusted (Note1)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Product sales	$242,857	$264,307	$472,891	$430,587
Services revenue	28,154	2,675	52,467	23,173
Total net sales	271,011	266,982	525,358	453,760
Cost of products sold	185,837	217,469	368,664	352,248
Cost of services	25,546	7,329	49,267	27,174
Total cost of sales	211,383	224,798	417,931	379,422
Gross profit	59,628	42,184	107,427	74,338
Operating expenses
General and administrative expenses	43,142	38,492	83,814	70,182
Operating income	16,486	3,692	23,613	4,156
Interest expense, net	(7,655)	(5,329)	(12,525)	(10,033)
Foreign currency (loss) income, net	9	52	(104)	125
Loss on debt extinguishment	(5,453)	—	(5,453)	—
Other income, net	442	324	759	689
Total other expense, net	(12,657)	(4,953)	(17,323)	(9,219)
Pretax net income (loss)	3,829	(1,261)	6,290	(5,063)
Income tax (expense) benefit	205	(188)	130	981
Net income (loss)	4,034	(1,449)	6,420	(4,082)
Net income (loss) attributable to non-controlling interest	8	27	361	(503)
Net income (loss) attributable to PetIQ, Inc.	$4,026	$(1,476)	$6,059	$(3,579)
Net income (loss) per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.14	$(0.06)	$0.22	$(0.15)
Diluted	$0.14	$(0.06)	$0.22	$(0.15)
Weighted Average shares of Class A common stock outstanding
Basic	28,491	24,425	27,444	24,077
Diluted	29,156	24,425	28,059	24,077

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in 000’s)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$4,034	$(1,449)	$6,420	$(4,082)
Foreign currency translation adjustment	363	(104)	504	(678)
Comprehensive income (loss)	4,397	(1,553)	6,924	(4,760)
Comprehensive income (loss) attributable to non-controlling interest	10	25	368	(598)
Comprehensive income (loss) attributable to PetIQ	$4,387	$(1,578)	$6,556	$(4,162)

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Six Months Ended June 30,
		As adjusted (Note1)
	2021	2020
Cash flows from operating activities
Net income (loss)	$6,420	$(4,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	20,405	11,159
Loss on debt extinguishment	5,453	—
Loss (gain) on disposition of property, plant, and equipment	167	(369)
Stock based compensation expense	4,561	4,402
Deferred tax adjustment	—	(982)
Other non-cash activity	176	65
Changes in assets and liabilities
Accounts receivable	(57,011)	(74,138)
Inventories	(20,580)	(31,627)
Other assets	(2,166)	(1,073)
Accounts payable	(6,632)	39,528
Accrued wages payable	(482)	1,847
Other accrued expenses	3,493	12,766
Net cash used in operating activities	(46,196)	(42,504)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	350	429
Purchase of property, plant, and equipment	(18,302)	(10,425)
Net cash used in investing activities	(17,952)	(9,996)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	143,750
Payment for Capped Call options	—	(14,821)
Proceeds from issuance of long-term debt	630,568	457,200
Principal payments on long-term debt	(576,843)	(438,874)
Payment of financing fees on Convertible Notes	—	(5,819)
Tax distributions to LLC Owners	(72)	(46)
Principal payments on finance lease obligations	(1,226)	(761)
Payment of deferred financing fees and debt discount	(6,360)	(275)
Tax withholding payments on Restricted Stock Units	(852)	(186)
Exercise of options to purchase class A common stock	12,588	2,171
Net cash provided by financing activities	57,803	142,339
Net change in cash and cash equivalents	(6,345)	89,839
Effect of exchange rate changes on cash and cash equivalents	52	(88)
Cash and cash equivalents, beginning of period	33,456	27,272
Cash and cash equivalents, end of period	$27,163	$117,023

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Six Months Ended June 30,
Supplemental cash flow information	2021	2020
Interest paid	$8,051	$8,106
Net change in property, plant, and equipment acquired through accounts payable	(358)	(160)
Finance lease additions	141	381
Net change of deferred tax asset from step-up in basis	—	5,786
Income taxes paid, net of refunds	214	(46)
Accrued tax distribution	7	310
See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended June 30, 2021
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - March 31, 2021	$(96,525)	$(500)	28,102	$28	941	$1	$345,386	$8,298	$256,688
Exchange of LLC Interests held by LLC Owners	—	13	516	1	(516)	(1)	4,793	(4,806)	—
Accrued tax distributions	—	—	—	—	—	—	—	141	141
Other comprehensive income	—	361	—	—	—	—	—	2	363
Stock based compensation expense	—	—	—	—	—	—	2,369	70	2,439
Exercise of Options to purchase Common Stock	—	—	289	—	—	—	6,008	—	6,008
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	2	—	—	—	(50)	—	(50)
Net income	4,026	—	—	—	—	—	—	8	4,034
Balance - June 30, 2021	$(92,499)	$(126)	28,909	$29	425	$—	$358,506	$3,714	$269,624

	Six months ended June 30, 2021
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2021 As adjusted (Note 1)	$(98,558)	$(686)	25,711	$26	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	63	2,615	3	(2,615)	(3)	22,824	(22,887)	—
Accrued tax distributions	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	497	—	—	—	—	—	7	504
Stock based compensation expense	—	—	—	—	—	—	4,304	257	4,561
Exercise of Options to purchase Common Stock	—	—	531	—	—	—	12,588	—	12,588
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	52	—	—	—	(852)	—	(852)
Net income	6,059	—	—	—	—	—	—	361	6,420
Balance - June 30, 2021	$(92,499)	$(126)	28,909	$29	425	$—	$358,506	$3,714	$269,624

	Three months ended June 30, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive	Class A Common		Class B Common		Paid-in	Non-controlling	Total
	Deficit	Loss	Shares	Dollars	Shares	Dollars	Capital	Interest	Equity
Balance - March 31, 2020	$(18,006)	$(1,655)	24,318	$24	4,049	$4	$312,874	$38,262	$331,503
Exchange of LLC Interests held by Continuing LLC Owners	—	(17)	279	—	(279)	—	2,067	(2,050)	—
Payment for capped call share options	—	—	—	—	—	—	(12,580)	(2,241)	(14,821)
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	2,585	—	2,585
Accrued tax distributions	—	—	—	—	—	—	—	(206)	(206)
Other comprehensive loss	—	(102)	—	—	—	—	—	(2)	(104)
Stock based compensation expense	—	—	—	—	—	—	1,594	250	1,844
Exercise of Options to purchase Common Stock	—	—	54	—	—	—	1,169	—	1,169
Issuance of stock for vesting of RSU's	—	—	7	—	—	—	(37)	—	(37)
Net loss	(1,476)	—	—	—	—	—	—	27	(1,449)
Adjusted Balance - June 30, 2020	$(19,482)	$(1,774)	24,658	$24	3,770	$4	$307,672	$34,041	$320,484

	Six months ended June 30, 2020
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by Continuing LLC Owners	—	(60)	982	1	(982)	(1)	8,732	(8,672)	—
Payment for capped call share options	—	—	—	—	—	—	(12,580)	(2,241)	(14,821)
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	5,786	—	5,786
Accrued tax distributions	—	—	—	—	—	—	—	(310)	(310)
Other comprehensive loss	—	(583)	—	—	—	—	—	(95)	(678)
Stock based compensation expense	—	—	—	—	—	—	3,736	666	4,402
Exercise of Options to purchase Common Stock	—	—	100	—	—	—	2,171	—	2,171
Issuance of stock for vesting of RSU's	—	—	22	—	—	—	(292)	—	(292)
Net loss	(3,579)	—	—	—	—	—	—	(503)	(4,082)
Adjusted Balance - June 30, 2020	$(19,482)	$(1,774)	24,658	$24	3,770	$4	$307,672	$34,041	$320,484

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

The condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Other receivables consists of various receivables due from vendors, banking partners, and other receivable from business partners.

Accounts receivable consists of the following as of:

$'s in 000's	June 30, 2021	December 31, 2020
Trade receivables	$148,906	$96,381
Other receivables	11,284	7,094
	160,190	103,475
Less: Allowance for doubtful accounts	(390)	(720)
Total accounts receivable, net	$159,800	$102,755

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

$'s in 000's	June 30, 2021	December 31, 2020
Raw materials	$13,408	$15,761
Work in progress	1,482	2,273
Finished goods	103,499	79,739
Total inventories	$118,389	$97,773

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

The Company determined that certain products manufactured to a customer’s specifications do not have an alternative future use at a reasonable profit margin due to costs associated with reworking, transporting and repackaging these products. These products are produced subject to purchase orders that include an enforceable right to payment. Therefore, the Company determined that revenue on these products would be recognized over time, as the products are produced. This represents a minor subset of the products the Company manufactures.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2021.

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

Contract balances

Contract asset and liability balances as of June 30, 2021 and 2020 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $0.9 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. Advertising costs were $5.1 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $7.5 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively.

Collaboration Agreements

Through our acquisition of Perrigo Animal Health, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. During the six months ended June 30, 2021, the Company opted out of the arrangement for two of the product formulations, which reduced the amount of any potential payments under the agreement. The Company may make up to $5.8 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in General and Administrative expenses on the condensed consolidated statements of operations. There were no expenses incurred under the agreement for the six months ended June 30, 2021 or 2020.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and Limited Liability Company interests in Holdco. As of June 30, 2021 and December 31, 2020 the non-controlling interest was approximately 1.5% and 10.6%, respectively of ownership of LLC Interests.

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

On January 1, 2021, we adopted the ASU using the full retrospective method.  Under the full retrospective method, the prior period condensed consolidated financial statements have been retrospectively adjusted to reflect the adoption of the accounting standard in those periods  The following tables show the impact of the adoption on our condensed consolidated balance sheet and condensed consolidated statement of operations.

		December 31, 2020	ASU 2020-06	December 31, 2020
		As reported	Adjustment	As adjusted
Liabilities
	Long-term debt, less current installments	$355,979	$47,612	$403,591
Stockholders' Equity
	Additional Paid-in Capital	356,442	(36,800)	319,642
	Non-controlling Interest	31,614	(5,631)	25,983
	Accumulated Deficit	(93,377)	(5,181)	(98,558)

		For the Three Months Ended
		June 30, 2020	ASU 2020-06	June 30, 2020
		As reported	Adjustment	As adjusted

	Interest expense, net	$(5,967)	$638	$(5,329)
	Tax (expense) benefit	(61)	(127)	(188)

Net Income (Loss)		(1,960)	511	(1,449)

		For the Six Months Ended
		June 30, 2020	ASU 2020-06	June 30, 2020
		As reported	Adjustment	As adjusted

	Interest expense, net	$(10,671)	$638	$(10,033)
	Tax (expense) benefit	1,108	(127)	981

Net Income (Loss)		(4,593)	511	(4,082)

Note 2 –Asset Acquisitions

Capstar Acquisition

On July 31, 2020 the Company completed the acquisition of Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition, using cash on hand as a result of the issuance of the Notes in May 2020.

The Capstar Acquisition was accounted for as an asset acquisition and certain transaction related costs of approximately $1.1 million were included in the cost of the acquired assets. The fair value assigned to trade names was based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The estimated fair value of customer relationships was determined using an income approach, specifically a discounted cash flow analysis. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The fair value assigned to patents and processes was determined based on the income approach. The purchased assets are identified below:

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

Supplier Termination, Settlement and Asset Purchase Agreement:

During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (the “Agreement”) with a supplier who alleged PetIQ had breached its supply agreement due to the acquisition of Perrigo Animal Health. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter. The

Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The assets acquired are included within the patents and processes intangible assets category and are amortized over 10 years. The assets were valued using the relief from royalty method. The remainder of the obligation was considered to be a payment to settle the alleged breach of the supply agreement, the termination expense is included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended June 30, 2020. The obligation is considered debt and is included in debt on the condensed consolidated balance sheet. See Note 5 – “Debt” for additional information.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	June 30, 2021	December 31, 2020
Leasehold improvements	$22,844	$19,709
Equipment	25,943	25,664
Vehicles and accessories	6,978	7,110
Computer equipment and software	10,994	10,858
Buildings	8,653	10,168
Furniture and fixtures	2,396	2,347
Land	6,407	7,067
Construction in progress	22,510	11,331
	106,725	94,254
Less accumulated depreciation	(34,500)	(31,108)
Total property, plant, and equipment	$72,225	$63,146

Depreciation expense related to these assets was $3.1 million and $6.3 million for the three and six months ended June 30, 2021 and $3.0 million and $5.9 million for the three and six months ended June 30, 2020, respectively.

During the three months ended June 30, 2021, the Company entered into an agreement to sell its previous headquarters property. The related assets with a carrying value of $3.2 million have been reclassified to other current assets as held for sale.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	June 30, 2021	December 31, 2020
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,228	160,178
Patents and processes	5-10 years	14,993	14,905
Brand names	5-15 years	24,778	24,740
Total amortizable intangibles		200,349	200,173
Less accumulated amortization		(35,352)	(25,984)
Total net amortizable intangibles		164,997	174,189
Non-amortizable intangibles
Trademarks and other		33,341	33,341
In-process research and development		1,668	5,470
Intangible assets, net of accumulated amortization		$200,006	$213,000

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended June 30, 2021 and

2020 was $4.6 million and $2.3 million, respectively, and $13.1 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively.

The in-process research and development (“IPRD”), intangible assets represent the value assigned to three acquired R&D projects that principally represent rights to develop and sell products that the Company has acquired which has not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. In the event that the efforts are not successful, the Company will write off the relevant IPRD in the period in which it is no longer considered feasible.  During the six months ended June 30, 2021, the Company opted out of two of the acquired projects, effectively abandoning the associated research and development efforts.  Accordingly, the Company wrote off the associated IPRD assets of $3.8 million, the expense for which is included as amortization expense in General and administrative expenses on the condensed consolidated statement of operations for the six months ended June 30, 2021.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2021	$9,261
2022	17,984
2023	16,933
2024	14,562
2025	13,899
Thereafter	92,358

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2020 to June 30, 2021:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2020	183,781	47,264	231,045
Foreign currency translation	113	—	113
Goodwill as of December 31, 2020	183,894	47,264	231,158
Foreign currency translation	209	—	209
Goodwill as of June 30, 2021	$184,103	$47,264	$231,367

Note 5 – Debt

On April 13, 2021, the Company entered into a new $300 million term loan (“Term Loan B”) and a $125 million new asset-based revolving line of credit (“ABL”), collectively referred to as the (“credit facilities”).

The credit facilities replace both the Amended Revolving Credit Agreement and A&R Term Loan Agreement as well as fully repay $27.5 million of the unsecured VIP Seller Notes.

As part of the termination of the Amended Revolving Credit Agreement, the A&R Term Loan Credit agreement, and the VIP Notes, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in General and Administrative expenses

Senior Secured Asset-Based Revolving Credit Facility

On April 13, 2021, Opco entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company.  The rate at June 30, 2021 was 1.59%.  The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL is secured by the assets of the Company including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts.  The ABL contains certain negative covenants that restrict the Company’s ability to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

Senior Secured Term Loan Facility

On April 13, 2021, Opco entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances).  The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate.  LIBOR rates are subject to a 0.50% floor.  The interest rate at June 30, 2021 was 4.75%.  The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

The credit agreement governing the Term Loan B does not require Opco to comply with any financial maintenance covenants but additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Convertible Notes

On May 19, 2020, the Company issued $143.8 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2026 (the “Notes”) pursuant to the indenture (the “Indenture”), dated as of May 19, 2020. The total net proceeds from the Notes offering, after deducting debt issuance costs paid or payable by us, was $137.9 million. The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2026, unless earlier repurchased, redeemed or converted. Before January 15, 2026, holders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 15, 2026, holders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at its election. The initial conversion rate is 33.7268 shares of Class A common stock per $1,000 principal amount of Notes. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The fair value of the Notes was $217.1 million as of June 30, 2021. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of June 30, 2021 and is classified as Level 2 in the fair value hierarchy.

Amended & Restated Credit Agreement

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

As of June 30, 2021 Amended Revolving Credit Agreement was fully repaid and terminated.

Amended & Restated Term Loan Credit Agreement

OpCo entered into an Amended and Restated Term Loan Credit Agreement on July 8, 2019 (the “A&R Term Loan Credit Agreement”). The $220.0 million A&R Term Loan Credit Agreement has an interest rate equal to the Eurodollar rate plus 5.00%. The A&R Term Loan Credit Agreement calls for 1% of the original loan balance to be paid annually via equal quarterly payments, with the balance of the loan due on the sixth anniversary of the agreement.

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

As of June 30, 2021 the A&R Term Loan Credit Agreement was fully repaid and terminated.

General Other Debt

The Company entered into a mortgage with a local bank to finance a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.  As described in Note 3, the Company entered into an agreement to sell the commercial building in Eagle, Idaho, which closed in the third quarter of 2021.  The Company used the proceeds from the sale to repay the mortgage on August 2, 2021, and has reclassified the mortgage to current maturities of long-term debt as of June 30, 2021.

In July 2020, the Company entered into the Agreement. See Note 2 – “Asset Acquisitions”. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest. The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million at the time it was entered into.

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a, VIP Petcare (the “VIP Acquisition”), the Company entered into a guarantee note of $10.0 million and contingent Notes that were subsequently earned. As of December 31, 2020 $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million required quarterly interest payments of 6.75% with the balance payable July 17, 2023.  These Notes Payable – VIP Acquisition were fully repaid in April 2021.

The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2021	December 31, 2020
Convertible Notes	$143,750	$143,750
Term loans	300,000	217,250
Revolving credit facility	15,000	15,000
Notes Payable - VIP Acquisition	—	27,500
Other Debt	14,761	16,257
Net discount on debt and deferred financing fees (1)	(11,091)	(9,947)
	$462,420	$409,810
Less current maturities of long-term debt	(7,832)	(6,219)
Total long-term debt	$454,588	$403,591

(1)	– The net discount on debt and deferred financing fees were adjusted retrospectively for the adoption of ASU 2020-06 as discussed further in Note 1.

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of June 30, 2021, are as follows:

($'s in 000's)
Remainder of 2021	$5,665
2022	6,246
2023	6,524
2024	6,827
2025	3,000
Thereafter	445,249

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

The components of lease expense consists of the following:

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance lease cost
Amortization of right-of-use assets	$803	$391	$1,369	$782
Interest on lease liabilities	123	77	214	159
Operating lease cost	1,332	1,279	2,624	3,110
Variable lease cost(1)	309	78	615	253
Short-term lease cost	2	14	6	19
Sublease income	(65)	(226)	(108)	(452)
Total lease cost	$2,504	$1,613	$4,720	$3,871

(1)	Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	4.13	4.65
Finance leases	2.62	2.59
Weighted-average discount rate
Operating leases	5.2%	5.3%
Finance leases	4.8%	5.8%

Annual future commitments under non-cancelable leases as of June 30, 2021, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2021	$3,221	$807
2022	6,336	1,528
2023	5,535	1,321
2024	3,981	445
2025	3,031	51
Thereafter	1,639	—
Total minimum future obligations	$23,743	$4,152
Less interest	(2,717)	(286)
Present value of net future minimum obligations	21,026	3,866
Less current lease obligations	(5,431)	(1,311)
Long-term lease obligations	$15,595	$2,555

Supplemental cash flow information:

	Six Months Ended	Six Months Ended
$'s in 000's	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$214	$159
Operating cash flows from operating leases	2,525	3,058
Financing cash flows from finance leases	1,226	761
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	2,810	2,106
Finance leases	141	381

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

Our effective tax rate (ETR) from continuing operations was (5.4)% and (2.1)% for the three and six months ended June 30, 2021, respectively, and (14.9)% and 19.4% for the three and six months ended June 30, 2020, respectively, including discrete items. Income tax expense for three and six months ended June 30, 2021 and 2020 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, foreign rate changes and foreign GILTI income inclusion.

The Company has assessed the realizability of the net deferred tax assets as of June 30, 2021 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $94.0 million and $71.2 million as of June 30, 2021 and December 31, 2020, respectively. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

HoldCo makes cash distributions to members to pay taxes attributable to their allocable share of income earned. Additionally, HoldCo accrues for distributions required to be made related to estimated income taxes. Tax distributions and accruals were immaterial for the periods presented.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
(in 000's, except for per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss)	$4,034	$(1,449)	$6,420	$(4,082)
Less: net income (loss) attributable to non-controlling interests	8	27	361	(503)
Net income (loss) attributable to PetIQ, Inc. — basic and diluted	4,026	(1,476)	6,059	(3,579)
Denominator:
Weighted-average shares of Class A common stock outstanding -- basic	28,491	24,425	27,444	24,077
Dilutive effects of stock options that are convertible into Class A common stock	518	—	470	—
Dilutive effect of RSUs	147	—	145	—
Dilutive effect for conversion of Notes	—	—	—	—
Weighted-average shares of Class A common stock outstanding -- diluted	29,156	24,425	28,059	24,077

Earnings (loss) per share of Class A common stock — basic	$0.14	$(0.06)	$0.22	$(0.15)
Earnings (loss) per share of Class A common stock — diluted	$0.14	$(0.06)	$0.22	$(0.15)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The computation of dilutive effect of other potential common shares excludes stock options of 480 thousand shares and 88 thousand restricted stock units for the three months ended June 30, 2021, as the inclusion under the treasury stock method would have been antidilutive.

The computation of dilutive effect of other potential common shares excludes stock options of 652 thousand shares and 88 thousand restricted stock units for the six months ended June 30, 2021, as the inclusion under the treasury stock method would have been antidilutive.   The dilutive impact of the Notes have not been included in the dilutive earnings per share calculation for the three and six months ended June 30, 2021 as they would be antidilutive.

Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the three and six months ended June 30, 2020, as they would have been anti-dilutive.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of June 30, 2021 and 2020, 698 thousand and 1,294 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of June 30, 2021, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, and $1.3 million and $3.5 million for the three and six months ended June 30, 2020, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	33.91%	33.91%
Risk-free interest rate (3)	0.90%	0.72%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended June 30, 2021 was $12.39 per option. At June 30, 2021, total unrecognized compensation cost related to unvested stock options was $9.8 million and is expected to be recognized over a weighted-average period of 2.3 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at January 1, 2020	2,072	$24.63	$6,266	8.0
Granted	505	20.22
Exercised	(395)	23.48	$4,468
Forfeited	(96)	21.42
Outstanding at December 31, 2020	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(531)	23.72	$8,025
Forfeited	(24)	22.61
Cancelled	(1)	27.73
Outstanding at June 30, 2021	1,884	$26.21	$23,369	7.8
Options exercisable at June 30, 2021	646

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At June 30, 2021, total unrecognized compensation cost related to unvested RSUs was $13.9 million and is expected to vest over a weighted average 3.2 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.0 million and $1.8 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2021.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at January 1, 2020	133	$28.85
Granted	271	20.73
Settled	(70)	25.65
Forfeited	(17)	23.34
Outstanding at December 31, 2020	317	$22.91
Granted	268	37.92
Settled	(75)	21.87
Forfeited	(9)	23.09
Nonvested RSUs at June 30, 2021	501	$31.08

Note 10 – Stockholders’ Equity

Exchanges

During the six months ended June 30, 2021 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 2,615 thousand Class B common shares and corresponding LLC Interests for newly issued Class A Common Stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2020	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation transactions	—	445	445
Exchange transactions	(1,712)	1,712	—
As of December 31, 2020	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions		583	583
Exchange transactions	(2,615)	2,615	—
As of June 30, 2021	425	28,909	29,334	1.5%	98.5%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three and six months ended June 30, 2021 the Company owned a weighted average of 97.5% and 94.4%, respectively, and 86.0% and 84.9% for the three and six months ended June 30, 2020, respectively, of Holdco.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three and six months ended June 30, 2021, two and one customers individually accounted for more than 10% of sales, comprising 33% and 26% of net sales, respectively for such periods. During the three and six months ended June 30, 2020 three customers individually accounted for more than 10% of sales, comprising 54% and 51% of net sales in both such periods.

At June 30, 2021 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 38% of outstanding trade receivables, net. At December 31, 2020 one Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 52% of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at June 30, 2021 and December 31, 2020 as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the condensed consolidated statements of operations.

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
June 30, 2021	Products	Services	Corporate	Consolidated
Net Sales	$242,857	$28,154	$—	$271,011
Adjusted EBITDA	48,187	3,028	(16,856)	34,359
Depreciation expense	991	1,288	864	3,143
Capital expenditures	685	4,254	5,038	9,977

$'s in 000's			Unallocated
June 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$264,307	$2,675	$—	$266,982
Adjusted EBITDA	41,851	1,112	(14,657)	28,306
Depreciation expense	1,167	890	926	2,983
Capital expenditures	3,593	940	817	5,350

Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's			Unallocated
June 30, 2021	Products	Services	Corporate	Consolidated
Net Sales	$472,891	$52,467	$—	$525,358
Adjusted EBITDA	86,979	5,124	(30,883)	61,220
Depreciation expense	1,931	2,470	1,873	6,274
Capital expenditures	955	6,633	10,714	18,302

$'s in 000's			Unallocated
June 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$430,587	$23,173	$—	$453,760
Adjusted EBITDA	66,130	3,101	(26,467)	42,764
Depreciation expense	2,484	1,737	1,635	5,856
Capital expenditures	5,266	3,773	1,386	10,425

The following table reconciles Segment Adjusted EBITDA to Net income (loss) for the periods presented.

	For the three months ended		For the six months ended
$'s in 000's	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted EBITDA:
Product	$48,187	$41,851	$86,979	$66,130
Services	3,028	1,112	5,124	3,101
Unallocated Corporate	(16,856)	(14,657)	(30,883)	(26,467)
Total Consolidated	34,359	28,306	61,220	42,764
Adjustments:
Depreciation	(3,143)	(2,983)	(6,274)	(5,856)
Amortization	(4,627)	(2,250)	(13,055)	(4,492)
Interest	(7,655)	(5,329)	(12,525)	(10,033)
Acquisition costs(1)	(86)	(146)	(92)	(732)
Stock based compensation expense	(2,439)	(1,844)	(4,561)	(4,402)
Integration costs and costs of discontinued clinics(2)	(735)	(8,850)	(687)	(9,304)
Non same-store revenue(3)	5,982	953	10,377	3,235
Non same-store costs(3)	(10,493)	(3,698)	(19,832)	(10,098)
Clinic launch expenses(4)	(576)	(603)	(1,280)	(1,279)
Loss on extinguishment and related costs	(6,438)	—	(6,438)	—
Litigation expenses	(320)	(384)	(563)	(433)
COVID-19 related costs(5)	—	(4,433)	—	(4,433)
Pretax net income (loss)	$3,829	$(1,261)	$6,290	$(5,063)
Income tax benefit (expense)	205	(188)	130	981
Net loss	$4,034	$(1,449)	$6,420	$(4,082)

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(3)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Supplemental geographic disclosures are below.

	Six months ended June 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$469,473	$3,418	$472,891
Service revenue	52,467	—	52,467
Total net sales	$521,940	$3,418	$525,358

	Six months ended June 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$428,332	$2,255	$430,587
Service revenue	23,173	—	23,173
Total net sales	$451,505	$2,255	$453,760

	Three months ended June 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$240,897	$1,960	$242,857
Service revenue	28,154	—	28,154
Total net sales	$269,051	$1,960	$271,011

	Three months ended June 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$263,260	$1,047	$264,307
Service revenue	2,675	—	2,675
Total net sales	$265,935	$1,047	$266,982

Property, plant, and equipment by geographic location is below.

	June 30, 2021	December 31, 2020
United States	$70,942	$61,807
Europe	1,283	1,339
Total	$72,225	$63,146

Note 15 – Related Parties

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, paid to Moreton and subsequently transferred to insurance providers, was $0.3 million for the three and six months ended June 30, 2021, and $0 million and $0.3 million for the three and six months ended June 30, 2020, respectively. Mr. Chris Christensen was paid a commission of approximately $15 thousand for the three and six months ended June 30, 2021, and $0 thousand and $18 thousand for the three and six months ended June 30, 2020, respectively, for the sale of such insurance policies to the Company.

Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia has been paid $0.06 million and $0.1 million for the three and six months ended June 30, 2021.

Note 16 – Subsequent Events

On August 2, 2021, the Company closed on the sale of its previous headquarters in Eagle, Idaho. As part of the closing the Company received approximately $4.5 million, net of selling expenses, repaid the mortgage related to the building, and recorded a gain of approximately $1.3 million in the three months ended September 30, 2021.

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

With the anticipated gradual receding of the pandemic, as well as COVID-19 vaccinations becoming more widespread and various restrictions continuing to ease, consumers have started to resume normal activities, including seeking in person veterinary care for their companion animals, and more businesses have commenced resuming operations. The Company has continued to experience absenteeism in excess of historical averages.  There can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

Since the beginning of the pandemic in the first quarter of 2020, the Company has implemented various policies and procedures designed to ensure the safety of our customers and team members.  With COVID-19 hospitalizations and deaths declining through the United States, as well as expanded access to vaccines, we have begun to roll back certain policies that incurred additional costs, such as incremental team members at veterinary services clinics and wellness centers to ensure social distancing and enhanced sanitation.

Results of Operations

The following tables set forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Product sales	$242,857	$264,307	89.6%	99.0%
Services revenue	28,154	2,675	10.4%	1.0%
Total net sales	271,011	266,982	100.0%	100.0%
Cost of products sold	185,837	217,469	68.6%	81.5%
Cost of services	25,546	7,329	9.4%	2.7%
Total cost of sales	211,383	224,798	78.0%	84.2%
Gross profit	59,628	42,184	22.0%	15.8%
General and administrative expenses	43,142	38,492	15.9%	14.4%
Operating income	16,486	3,692	6.1%	1.4%
Interest expense, net	(7,655)	(5,329)	(2.8)%	(2.0)%
Foreign currency (loss) income, net	9	52	0.0%	0.0%
Loss on debt extinguishment	(5,453)	—	(2.0)%	—%
Other income, net	442	324	0.2%	0.1%
Total other expense, net	12,657	4,953	4.7%	1.9%
Pretax net income (loss)	3,829	(1,261)	1.4%	(0.5)%
(Provision) benefit for income taxes	205	(188)	0.1%	(0.1)%
Net income (loss)	$4,034	$(1,449)	1.5%	(0.5)%

	For the Six Months Ended		% of Net Sales
$'s in 000's	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Product sales	$472,891	$430,587	90.0%	94.9%
Services revenue	52,467	23,173	10.0%	5.1%
Total net sales	525,358	453,760	100.0%	100.0%
Cost of products sold	368,664	352,248	70.2%	77.6%
Cost of services	49,267	27,174	9.4%	6.0%
Total cost of sales	417,931	379,422	79.6%	83.6%
Gross profit	107,427	74,338	20.4%	16.4%
General and administrative expenses	83,814	70,182	16.0%	15.5%
Operating income	23,613	4,156	4.5%	0.9%
Interest expense, net	(12,525)	(10,033)	(2.4)%	(2.2)%
Foreign currency (loss) income, net	(104)	125	(0.0)%	0.0%
Loss on debt extinguishment	(5,453)	—	(1.0)%	—%
Other income, net	759	689	0.1%	0.2%
Total other expense, net	17,323	9,219	3.3%	2.0%
Pretax net loss	6,290	(5,063)	1.2%	(1.1)%
(Provision) benefit for income taxes	130	981	0.0%	0.2%
Net income (loss)	$6,420	$(4,082)	1.2%	(0.9)%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended		For the six months ended
$'s in 000's	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Services segment sales:
Same-store sales	$22,172	$1,722	$42,090	$19,938
Non same-store sales	5,982	953	10,377	3,235
Net services segment sales	28,154	2,675	52,467	23,173
Products segment sales	242,857	264,307	472,891	430,587
Total net sales	271,011	266,982	525,358	453,760

Adjusted EBITDA
Products	48,187	41,851	86,979	66,130
Services	3,028	1,112	5,124	3,101
Unallocated Corporate	(16,856)	(14,657)	(30,883)	(26,467)
Total Adjusted EBITDA	$34,359	$28,306	$61,220	$42,764

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

Net sales

Consolidated Net Sales

Consolidated net sales increased $4.0 million, or 1.5%, to $271.0 for the three months ended June 30, 2021, compared to $267.0 million for the three months ended June 30, 2020. This increase was driven by reopening and expansion in the Services Segment. Growth in the Services segment is related to more days open and newly opened wellness centers, compared to the closures related to COVID-19 that heavily impacted the comparable periods. This growth was partially offset by lower sales in the Products segment discussed below.

Products Segment

Product sales decreased $21.4 million, or 8.1%, to $242.9 million for the three months ended June 30, 2021, compared to $264.3 million for the three months ended June 30, 2020. This decrease was driven by timing of orders as well as an overall softness in the consumer demand for certain flea and tick products at our customers.

Services Segment

Services revenues increased $25.5 million, or 952%, from $2.7 million to $28.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Same-store sales increased $20.5 million, or 1188%, to $22.2 million for the three months ended June 30, 2021, compared to $1.7 million for the three months ended June 30, 2020. The increase in same-store sales was driven by relaxation of COVID-19 related closures. Non same-store sales increased $5.0 million or 527%, to $6.0 million for the three months ended June 30, 2021, compared to $1.0 million for the three months ended June 30, 2020. The increase in non same-store sales was a result of opening approximately 30 additional wellness centers in 2021, as well as the rollback of COVID protocols.

Gross profit

Gross profit increased by $17.4 million, or 41.4%, to $59.6 million for the three months ended June 30, 2021, compared to $42.2 million for the three months ended June 30, 2020. This increase is due to margin improvement on Capstar products now that it is owned by PetIQ as well as improvements in the Services segment related to relaxation of COVID-19 related restrictions and policies and procedures.

Gross margin increased to 22.0% for the three months ended June 30, 2021, compared to 15.8% for the three months ended June 30, 2020. This increase was driven by growth in manufactured product sales including higher margin items such as Capstar, in addition to improvements in services margin due to reopening operations.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $4.7 million, or 12.1%, to $43.1 million for the three months ended June 30, 2021, compared to $38.5 million for the three months ended June 30, 2020. As a percentage of net sales, G&A increased from 14.4% for the three months ended June 30, 2020 to 15.9% for the second quarter of 2021. The increase was driven by higher selling and marketing costs for both Products and Services segment as well as increased amortization on both the newly acquired assets and the accelerated IPRD assets increased G&A expenses in the current period.

Products Segment

Products segment G&A increased $4.3 million or approximately 61.4% to $11.3 million for the three months ended June 30, 2021, compared to $7.0 million for the three months ended June 30, 2020. This increase was due to higher marketing and selling costs related to the Capstar brand, offset slightly by efficiencies gained through centralizing our OTC distribution to our Omaha, Nebraska distribution facility.

Services Segment

Services segment G&A increased $3.8 million, or 152.0%, to $6.3 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales driven by reopening.

Unallocated Corporate

Unallocated corporate G&A decreased $3.3 million, or 11.4%, to $25.6 million for the three months ended June 30, 2021, from $28.9 million for the three months ended June 30, 2020. The decrease was related to the following:

◾	Additional corporate compensation (wages/bonus) of approximately $1.5 million, driven by corporate growth in headcount and wage rates;
◾	Increased amortization of $2.4 million resulting from the new acquisitions; and
◾	The lack of the contract termination costs that occurred in the three months ended June 30, 2020 of $7.8 million.

Interest expense, net

Interest expense, net, increased $2.3 million to $7.7 million for the three months ended June 30, 2021, compared to $5.3 million for the three months ended June 30, 2020. This increase was driven by the Notes issued in May 2020 to finance the Capstar Acquisition, as well as the interest on incremental debt.

Provision for income taxes

Our effective tax rate was (5.4)% and (14.9)% for the three months ended June 30, 2021 and 2020, respectively, with a tax benefit of $0.2 million and a tax expense of $0.2 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign Global Intangible Low-Taxed Income (“GILTI “) income inclusion. The Company’s tax rate is also impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $6.3 million, or 15.1% to $48.2 million for the three months ended June 30, 2021, compared to $41.9 million for the three months ended June 30, 2020. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates primarily to expanded margins related to the purchase of the Capstar branded products.

Services Segment

Services segment Adjusted EBITDA increased $1.9 million, to $3.0 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2020. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio. Services segment Adjusted EBITDA was significantly impacted by the COVID-19, with the impact lessening throughout the three months ended June 30, 2021.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three months ended June 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$46,462	$(3,347)	$(39,286)	$3,829
Adjustments:
Depreciation	991	1,288	864	3,143
Interest	—	—	7,655	7,655
Amortization	—	—	4,627	4,627
Acquisition costs(1)	—	—	86	86
Stock based compensation expense	—	—	2,439	2,439
Non same-store revenue(2)	—	(5,982)	—	(5,982)
Non same-store costs(2)	—	10,493	—	10,493
Integration costs and costs of discontinued clinics(3)	734	—	1	735
Clinic launch expense(4)	—	576	—	576
Litigation expenses	—	—	320	320
Loss on extinguishment and related costs	—	—	6,438	6,438
Adjusted EBITDA	$48,187	$3,028	$(16,856)	$34,359

	Three months ended June 30, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$40,305	$(7,180)	$(34,386)	$(1,261)
Adjustments:
Depreciation	1,167	890	926	2,983
Interest, net	—	—	5,329	5,329
Amortization	—	—	2,250	2,250
Acquisition costs(1)	—	—	146	146
Stock based compensation expense	—	—	1,844	1,844
Non same-store revenue(2)	—	(953)	—	(953)
Non same-store costs(2)	—	3,698	—	3,698
Integration costs and costs of discontinued clinics(3)	—	—	8,850	8,850
Clinic launch expense(4)	—	603	—	603
Litigation expenses	—	—	384	384
COVID-19 related costs(5)	379	4,054	—	4,433
Adjusted EBITDA	$41,851	$1,112	$(14,657)	$28,306

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Net sales

Consolidated Net Sales

Consolidated net sales increased $71.6 million, or 15.8%, to $525.4 for the six months ended June 30, 2021, compared to $453.8 million for the six months ended June 30, 2020. This increase was driven by the acceleration of sales of distributed items, both OTC and Rx. Large gains occurred within both the online channel and brick and mortar. Manufactured items as a result of the Capstar acquisition added some sales growth, as well growth of health and wellness items. Growth in the Services segment is related to more days open and newly opened wellness centers, compared to the closures related to COVID-19 that started during the three months ended March 31, 2020.

Products Segment

Product sales increased $42.3 million, or 9.8%, to $472.9 million for the six months ended June 30, 2021, compared to $430.6 million for the six months ended June 30, 2020. This increase was driven by velocity growth within current customers of distributed products, as well as modest sales growth as a result of the Capstar acquisition. This includes a program change at a major partner who moved from a manufactured offering to a distributed offering which increased net sales.

Services Segment

Services revenues increased $29.3 million, or 126.4%, from $23.2 million to $52.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Same-store sales increased $22.2 million, or 111.1%, to $42.1 million for the six months ended June 30, 2021, compared to $19.9 million for the six months ended June 30, 2020. The increase in same-store sales was driven by relaxation of COVID-19 related closures. Non same-store sales increased $7.1 million or 220.8%, to $10.4 million for the six months ended June 30, 2021, compared to $3.2 million for the six months ended June 30, 2020. The increase in non same-store sales was a result of opening approximately 30 additional wellness centers in 2021, as well as the maturation of clinics opened in the past six trailing quarters and operational improvements with the relaxation of COVID-19 restrictions.

Gross profit

Gross profit increased by $33.1 million, or 44.5%, to $107.4 million for the six months ended June 30, 2021, compared to $74.3 million for the six months ended June 30, 2020. This increase is due to margin improvement on Capstar products now that it is owned by PetIQ as well as improvements in the Services Segment.

Gross margin increased to 20.4% for the six months ended June 30, 2021, compared to 16.4% for the six months ended June 30, 2020. This increase was driven by product sales growth in higher margin items such as Capstar and the improvements in the Services segment.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $13.6 million, or 19.4%, to $83.8 million for the six months ended June 30, 2021, compared to $70.2 million for the six months ended June 30, 2020. As a percentage of net sales, G&A increased from 15.5% for the six months ended June 30, 2020 to 16.0% for the second quarter of 2021, primarily on the increase in amortization expense related to acquisitions and costs to support higher operations.

Products Segment

Products segment G&A increased $4.9 million or approximately 31.0% to $20.7 million for the six months ended June 30, 2021, compared to $15.8 million for the six months ended June 30, 2020. This increase was driven due to higher sales resulting in higher selling costs, as well as marketing and selling costs related to the Capstar products.

Services Segment

Services segment G&A increased $4.8 million, or 71.6%, to $11.5 million for the six months ended June 30, 2021, compared to $6.7 million for the six months ended June 30, 2020. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales.

Unallocated Corporate

Unallocated corporate G&A increased $3.9 million, or 8.2%, to $51.6 million for the six months ended June 30, 2021, from $47.7 million for the six months ended June 30, 2020. The increase was related to the following:

◾	Additional corporate compensation (wages/bonus) of approximately $1.7 million, driven by corporate growth in headcount and wage rates;
◾	Increased amortization of $7.2 million resulting from the new acquisitions the acceleration of in-process research and development assets; offset by
◾	The lack of the contract termination costs that occurred in the three months ended June 30, 2020 of $7.8 million.

Interest expense, net

Interest expense, net, increased $2.3 million to $12.5 million for the six months ended June 30, 2021, compared to $10.7 million for the six months ended June 30, 2020. This increase was driven by the Notes issued in May 2020 to finance the Capstar Acquisition and the increase in total debt outstanding.

Provision for income taxes

Our effective tax rate was (2.1)% and 19.4% for the six months ended June 30, 2021 and 2020, respectively, with a tax benefit of $0.1 million of $1.0 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion. The Company’s tax rate is also impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $20.9 million, or 31.6% to $87.0 million for the six months ended June 30, 2021, compared to $66.1 million for the six months ended June 30, 2020. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth as well as expanded margins related to the purchase of the Capstar branded products.

Services Segment

Services segment Adjusted EBITDA increased $2.0 million, or 65.2% to $5.1 million for the six months ended June 30, 2021, compared to $3.1 million for the six months ended June 30, 2020. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19, with the impact lessening throughout the six months ended June 30, 2021.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Six months ended June 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$84,314	$(8,081)	$(69,943)	$6,290
Adjustments:
Depreciation	1,931	2,470	1,873	6,274
Interest, net	—	—	12,525	12,525
Amortization	—	—	13,055	13,055
Acquisition costs(1)	—	—	92	92
Stock based compensation expense	—	—	4,561	4,561
Non same-store revenue(2)	—	(10,377)	—	(10,377)
Non same-store costs(2)	—	19,832	—	19,832
Integration costs and costs of discontinued clinics(3)	734	—	(47)	687
Clinic launch expense(4)	—	1,280	—	1,280
Litigation expenses	—	—	563	563
Loss on extinguishment and related costs	—	—	6,438	6,438
Adjusted EBITDA	$86,979	$5,124	$(30,883)	$61,220

$'s in 000's	Six months ended June 30, 2020
June 30, 2020	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$63,267	$(10,832)	$(57,498)	$(5,063)
Adjustments:
Depreciation	2,484	1,737	1,635	5,856
Interest, net	—	—	10,033	10,033
Amortization	—	—	4,492	4,492
Acquisition costs(1)	—	—	732	732
Stock based compensation expense	—	—	4,402	4,402
Non same-store revenue(2)	—	(3,235)	—	(3,235)
Non same-store costs(2)	—	10,098	—	10,098
Integration costs and costs of discontinued clinics(3)	—	—	9,304	9,304
Clinic launch expense(4)	—	1,279	—	1,279
Litigation expenses	—	—	433	433
COVID-19 related costs(5)	379	4,054	—	4,433
Adjusted EBITDA	$66,130	$3,101	$(26,467)	$42,764

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.

(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$4,034	$(1,449)	$6,420	$(4,082)
Plus:
Tax expense (benefit)	(205)	188	(130)	(981)
Depreciation	3,143	2,983	6,274	5,856
Amortization	4,627	2,250	13,055	4,492
Interest	7,655	5,329	12,525	10,033
EBITDA	$19,254	$9,301	$38,144	$15,318
Acquisition costs(1)	86	146	92	732
Loss on extinguishment and related costs(2)	6,438	—	6,438	—
Stock based compensation expense	2,439	1,844	4,561	4,402
Non same-store revenue(3)	(5,982)	(953)	(10,377)	(3,235)
Non same-store costs(3)	10,493	3,698	19,832	10,098
Integration costs(4)	735	8,850	687	9,304
Clinic launch expenses(5)	576	603	1,280	1,279
Litigation expenses	320	384	563	433
COVID-19 related costs(6)	—	4,433	—	4,433
Adjusted EBITDA	$34,359	$28,306	$61,220	$42,764
Adjusted EBITDA Margin	12.7%	10.6%	11.9%	9.5%

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of June 30, 2021 and December 31, 2020, our cash and cash equivalents were $27.2 million and $33.5 million, respectively. As of June 30, 2021, we had $15.0 million outstanding under a revolving credit facility, $300.0 million under a term loan, $143.8 million of outstanding Notes, and $14.8 million in other debt. Our debt agreements bear interest at rates between 1.6% and 4.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30, 2021 and December 31, 2020, we had working capital (current assets less current liabilities) of $218.1 million and $141.2 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $46.2 million for the six months ended June 30, 2021, compared to cash used in operating activities of $42.4 million for the six months ended June 30, 2020. The change in operating cash flows primarily reflects higher earnings offset by significant growth in working capital items. Working capital changes are driven primarily by accounts receivable growth on both sales growth and seasonality. Net changes in assets and liabilities accounted for $83.4 million in cash used in operating activities for the six months ended June 30, 2021 compared to $52.7 million of cash used in operating activities for the six months ended June 30, 2020.

Cash used in Investing Activities

Net cash used in investing activities was $18.0 million for the six months ended June 30, 2021, compared to $10.0 million for the six months ended June 30, 2020. The increase in net cash used in investing activities is a result of continued investment in new wellness centers as well as construction of a new corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $57.8 million for the six months ended June 30, 2021, compared to $142.4 million for the six months ended June 30, 2020. The change in cash provided by financing activities is primarily driven improved profitability allowing for less use of debt financing and no significant asset acquisition related financing taking place.

Description of Indebtedness

Senior Secured Asset-Based Revolving Credit Facility

On April 13, 2021, Opco entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company.  The rate at June 30, 2021 was 1.59%.  The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL is secured by the assets of the Company including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts.  The ABL contains certain negative covenants that restrict the Company’s ability to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

Senior Secured Term Loan Facility

On April 13, 2021, Opco entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances).  The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate.  LIBOR rates are subject to a 0.50% floor.  The interest rate at June 30, 2021 was 4.75%.  The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

The credit agreement governing the Term Loan B does not require Opco to comply with any financial maintenance covenants but additionally contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.

Convertible Notes

On May 19, 2020, the Company issued $143.8 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2026 (the “Notes”) pursuant to the indenture (the “Indenture”), dated as of May 19, 2020. The total net proceeds from the Notes offering, after deducting debt issuance costs paid or payable by us, was $137.9 million. The Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2026, unless earlier repurchased, redeemed or converted. Before January 15, 2026, holders will have the right to convert their Notes only upon the occurrence of certain events. From and after January 15, 2026, holders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at its election. The initial conversion rate is 33.7268 shares of Class A common stock per $1,000 principal amount of Notes. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The fair value of the Notes was $217.1 million as of June 30, 2021. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of June 30, 2021 and is classified as Level 2 in the fair value hierarchy.

Amended & Restated Credit Agreement

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

As of June 30, 2021 Amended Revolving Credit Agreement was fully repaid and terminated.

Amended & Restated Term Loan Credit Agreement

OpCo entered into an Amended and Restated Term Loan Credit Agreement on July 8, 2019 (the “A&R Term Loan Credit Agreement”). The $220.0 million A&R Term Loan Credit Agreement has an interest rate equal to the Eurodollar rate plus 5.00%. The A&R Term Loan Credit Agreement calls for 1% of the original loan balance to be paid annually via equal quarterly payments, with the balance of the loan due on the sixth anniversary of the agreement.

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

As of June 30, 2021 the A&R Term Loan Credit Agreement was fully repaid and terminated.

General Other Debt

The Company entered into a mortgage with a local bank to finance a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.  As described in Note 3, the Company entered into an agreement to sell the commercial building in Eagle, Idaho, which closed in the third quarter of 2021.  The Company used the proceeds from the sale to repay the mortgage on August 2, 2021, and has reclassified the mortgage to current maturities of long-term debt as of June 30, 2021.

In July 2020, the Company entered into the Agreement. See Note 2 – “Asset Acquisitions”. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest. The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million at the time it was entered into.

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a, VIP Petcare (the “VIP Acquisition”), the Company entered into a guarantee note of $10.0 million and contingent Notes that were subsequently earned. As of December 31, 2020 $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes, collectively, “Notes Payable – VIP Acquisition” of $27.5 million required quarterly interest payments of 6.75% with the balance payable July 17, 2023.  These Notes Payable – VIP Acquisition were fully repaid in April 2021.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2021, we had variable rate debt of approximately $315.0 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended June 30, 2021 by approximately $0.8 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency at June 30, 2021, as the Company does not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the condensed consolidated statements of operations.

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

PETIQ, INC.

August 5, 2021	/s/ John Newland
John Newland
Chief Financial Officer