Form 10-Q
period 2021-09-30
PetIQ, Inc.
filed 2021-11-04
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 4, 2021, we had 29,135,120 shares of Class A common stock and 272,496 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

		As adjusted (Note1)
	September 30, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$63,174	$33,456
Accounts receivable, net	124,270	102,755
Inventories	108,144	97,773
Other current assets	7,157	8,312
Total current assets	302,745	242,296
Property, plant and equipment, net	74,346	63,146
Operating lease right of use assets	20,940	20,122
Other non-current assets	2,134	1,870
Intangible assets, net	195,310	213,000
Goodwill	231,083	231,158
Total assets	$826,558	$771,592
Liabilities and equity
Current liabilities
Accounts payable	$62,510	$68,131
Accrued wages payable	13,179	10,540
Accrued interest payable	5,108	903
Other accrued expenses	10,829	8,815
Current portion of operating leases	5,891	4,915
Current portion of long-term debt and finance leases	7,497	7,763
Total current liabilities	105,014	101,067
Operating leases, less current installments	15,857	15,789
Long-term debt, less current installments	438,406	403,591
Finance leases, less current installments	2,378	3,338
Other non-current liabilities	1,712	1,397
Total non-current liabilities	458,353	424,115
Equity
Additional paid-in capital	361,836	319,642
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,065 and 25,711 shares issued and outstanding, respectively	29	26
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 292 and 3,040 shares issued and outstanding, respectively	—	3
Accumulated deficit	(100,401)	(98,558)
Accumulated other comprehensive loss	(825)	(686)
Total stockholders' equity	260,639	220,427
Non-controlling interest	2,552	25,983
Total equity	263,191	246,410
Total liabilities and equity	$826,558	$771,592

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in 000’s except for per share amounts)

		As adjusted (Note1)		As adjusted (Note1)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Product sales	$181,557	$150,063	$654,448	$580,650
Services revenue	28,977	12,020	81,444	35,193
Total net sales	210,534	162,083	735,892	615,843
Cost of products sold	142,009	116,847	510,673	469,095
Cost of services	26,453	12,968	75,720	40,142
Total cost of sales	168,462	129,815	586,393	509,237
Gross profit	42,072	32,268	149,499	106,606
Operating expenses
General and administrative expenses	45,252	35,562	129,066	105,744
Operating income (loss)	(3,180)	(3,294)	20,433	862
Interest expense, net	(6,168)	(6,427)	(18,693)	(16,460)
Foreign currency (loss) income, net	6	(251)	(98)	(126)
Loss on debt extinguishment	—	—	(5,453)	—
Other income, net	1,331	13	2,090	702
Total other expense, net	(4,831)	(6,665)	(22,154)	(15,884)
Pretax net loss	(8,011)	(9,959)	(1,721)	(15,022)
Income tax expense	(317)	(61,563)	(187)	(60,582)
Net loss	(8,328)	(71,522)	(1,908)	(75,604)
Net loss attributable to non-controlling interest	(426)	(1,272)	(65)	(1,775)
Net loss attributable to PetIQ, Inc.	$(7,902)	$(70,250)	$(1,843)	$(73,829)
Net loss per share attributable to PetIQ, Inc. Class A common stock
Basic	$(0.27)	$(2.82)	$(0.07)	$(3.03)
Diluted	$(0.27)	$(2.82)	$(0.07)	$(3.03)
Weighted Average shares of Class A common stock outstanding
Basic	28,940	24,935	27,949	24,365
Diluted	28,940	24,935	27,949	24,365

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in 000’s)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(8,328)	$(71,522)	$(1,908)	$(75,604)
Foreign currency translation adjustment	(711)	451	(207)	(227)
Comprehensive loss	(9,039)	(71,071)	(2,115)	(75,831)
Comprehensive loss attributable to non-controlling interest	(436)	(1,206)	(68)	(1,804)
Comprehensive loss attributable to PetIQ	$(8,603)	$(69,865)	$(2,047)	$(74,027)

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Nine Months Ended September 30,
		As adjusted (Note1)
	2021	2020
Cash flows from operating activities
Net loss	$(1,908)	$(75,604)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of intangible assets and loan fees	28,936	18,902
Loss on debt extinguishment	5,453	—
Gain on disposition of property, plant, and equipment	(1,185)	(363)
Stock based compensation expense	7,188	6,549
Deferred tax adjustment	—	60,582
Termination of supply agreement	—	7,801
Other non-cash activity	133	143
Changes in assets and liabilities
Accounts receivable	(21,910)	(29,777)
Inventories	(10,040)	(3,993)
Other assets	(883)	3,449
Accounts payable	(4,498)	15,824
Accrued wages payable	2,664	3,443
Other accrued expenses	6,515	6,863
Net cash provided by operating activities	10,465	13,819
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	5,055	429
Purchase of property, plant, and equipment	(24,577)	(16,811)
Purchase of Capstar and related intangibles	—	(96,072)
Net cash used in investing activities	(19,522)	(112,454)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	143,750
Payment for Capped Call options	—	(14,821)
Proceeds from issuance of long-term debt	630,568	668,675
Principal payments on long-term debt	(595,321)	(668,511)
Payment of financing fees on Convertible Notes	—	(5,884)
Tax distributions to LLC Owners	(70)	(46)
Principal payments on finance lease obligations	(1,573)	(1,252)
Payment of deferred financing fees and debt discount	(6,454)	(550)
Tax withholding payments on Restricted Stock Units	(901)	(313)
Exercise of options to purchase class A common stock	12,617	8,188
Net cash provided by financing activities	38,866	129,236
Net change in cash and cash equivalents	29,809	30,601
Effect of exchange rate changes on cash and cash equivalents	(91)	(120)
Cash and cash equivalents, beginning of period	33,456	27,272
Cash and cash equivalents, end of period	$63,174	$57,753

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Nine Months Ended September 30,
Supplemental cash flow information	2021	2020
Interest paid	$12,151	$12,311
Net change in property, plant, and equipment acquired through accounts payable	889	874
Finance lease additions	544	993
Net change of deferred tax asset from step-up in basis	—	(8,134)
Income taxes paid, net of refunds	282	63
Accrued tax distribution	7	(443)
See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended September 30, 2021
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - July 1, 2021	$(92,499)	$(126)	28,909	$29	425	$—	$358,506	$3,714	$269,624
Exchange of LLC Interests held by LLC Owners	—	3	133	—	(133)	—	769	(772)	—
Accrued tax distributions	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	(702)	—	—	—	—	—	(10)	(712)
Stock based compensation expense	—	—	—	—	—	—	2,581	46	2,627
Exercise of Options to purchase common stock	—	—	2	—	—	—	29	—	29
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	21	—	—	—	(49)	—	(49)
Net loss	(7,902)	—	—	—	—	—	—	(426)	(8,328)
Balance - September 30, 2021	$(100,401)	$(825)	29,065	$29	292	$—	$361,836	$2,552	$263,191

	Nine months ended September 30, 2021
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2021 As adjusted (Note 1)	$(98,558)	$(686)	25,711	$26	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	66	2,748	3	(2,748)	(3)	23,593	(23,659)	—
Accrued tax distributions	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	(205)	—	—	—	—	—	(3)	(208)
Stock based compensation expense	—	—	—	—	—	—	6,885	303	7,188
Exercise of Options to purchase common stock	—	—	533	—	—	—	12,617	—	12,617
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	73	—	—	—	(901)	—	(901)
Net loss	(1,843)	—	—	—	—	—	—	(65)	(1,908)
Balance - September 30, 2021	$(100,401)	$(825)	29,065	$29	292	$—	$361,836	$2,552	$263,191

	Three months ended September 30, 2020
		Accumulated
		Other					Additional
	Accumulated	Comprehensive	Class A Common		Class B Common		Paid-in	Non-controlling	Total
	Deficit	Loss	Shares	Dollars	Shares	Dollars	Capital	Interest	Equity
Adjusted Balance - July 1, 2020	$(19,482)	$(1,774)	24,658	$24	3,770	$4	$307,672	$34,041	$320,484
Exchange of LLC Interests held by Continuing LLC Owners	—	142	350	1	(350)	(1)	3,074	(3,216)	—
Payment for capped call share options	—	—	—	—	—	—	(116)	116	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	(5,786)	—	(5,786)
Accrued tax distributions	—	—	—	—	—	—	—	752	752
Other comprehensive loss	—	385	—	—	—	—	—	66	451
Stock based compensation expense	—	—	—	—	—	—	1,874	273	2,147
Exercise of Options to purchase common stock	—	—	245	—	—	—	6,017	—	6,017
Issuance of stock for vesting of RSU's	—	—	3	—	—	—	(21)	—	(21)
Net loss	(70,250)	—	—	—	—	—	—	(1,272)	(71,522)
Adjusted Balance - September 30, 2020	$(89,732)	$(1,247)	25,256	$25	3,420	$3	$312,714	$30,761	$252,523

	Nine months ended September 30, 2020
	Retained	Accumulated
	Earnings/	Other					Additional
	(Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit)	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by Continuing LLC Owners	—	82	1,332	2	(1,332)	(2)	11,806	(11,888)	—
Payment for capped call share options	—	—	—	—	—	—	(12,696)	(2,125)	(14,821)
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	—	—	—
Accrued tax distributions	—	—	—	—	—	—	—	443	443
Other comprehensive loss	—	(198)	—	—	—	—	—	(29)	(227)
Stock based compensation expense	—	—	—	—	—	—	5,610	939	6,549
Exercise of Options to purchase common stock	—	—	345	—	—	—	8,188	—	8,188
Issuance of stock for vesting of RSU's	—	—	25	—	—	—	(313)	—	(313)
Net loss	(73,829)	—	—	—	—	—	—	(1,775)	(75,604)
Adjusted Balance - September 30, 2020	$(89,732)	$(1,247)	25,256	$25	3,420	$3	$312,714	$30,761	$252,523

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

The condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Other receivables consists of various receivables due from vendors, banking partners, and other receivable from business partners.

Accounts receivable, net consists of the following as of:

$'s in 000's	September 30, 2021	December 31, 2020
Trade receivables	$116,187	$96,381
Other receivables	8,416	7,094
	124,603	103,475
Less: Allowance for doubtful accounts	(333)	(720)
Total accounts receivable, net	$124,270	$102,755

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

$'s in 000's	September 30, 2021	December 31, 2020
Raw materials	$21,830	$15,761
Work in progress	1,854	2,273
Finished goods	84,460	79,739
Total inventories	$108,144	$97,773

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 30, 2021.

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

Contract balances

Contract asset and liability balances as of September 30, 2021 and 2020 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in general and administrative expenses. Research and development costs amounted to $3.2 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $5.2 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively. Advertising costs were $5.4 million and $5.8 million for the three months ended September 30, 2021 and 2020, respectively, and $12.9 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Collaboration Agreements

Through our acquisition of Perrigo Animal Health, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. During the nine months ended September 30, 2021, the Company opted out of the arrangement for two of the product formulations, which reduced the amount of any potential payments under the agreement. The Company may make up to $5.8 million of payments over the course of the next several years contingent on achievement of certain development and regulatory approval milestones on the remaining product formulation in development. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that these products will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in general and administrative expenses on the condensed consolidated statements of operations. The Company accrued $2.0 million in research and development expense within accounts payable in the condensed consolidated balance sheets related to the agreement as a milestone was determined to be probable during the three and nine months ended September 30, 2021. There were no expenses incurred under the agreement for the nine months ended September 30, 2020.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. We have recorded a valuation allowance against our deferred tax assets.  If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would release the valuation, which would be recorded as a reduction to income tax expense in the consolidated statements of operations.

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

Non-controlling interest

The non-controlling interests on the condensed consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in the Company’s subsidiary, Holdco, held by the non-controlling holders of Class B common stock and limited liability company interests in Holdco. Non-controlling interests on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the non-controlling holders of Class B common stock and Limited Liability Company interests in Holdco. As of September 30, 2021 and December 31, 2020 the non-controlling interest was approximately 1.0% and 10.6%, respectively of ownership of LLC Interests.

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

		December 31, 2020	ASU 2020-06	December 31, 2020
		As reported	Adjustment	As adjusted
Liabilities
	Long-term debt, less current installments	$355,979	$47,612	$403,591
Stockholders' Equity
	Additional Paid-in Capital	356,442	(36,800)	319,642
	Non-controlling Interest	31,614	(5,631)	25,983
	Accumulated Deficit	(93,377)	(5,181)	(98,558)

		For the Three Months Ended
		September 30, 2020	ASU 2020-06	September 30, 2020
		As reported	Adjustment	As adjusted

	Interest expense, net	$(7,829)	$1,402	$(6,427)
	Tax expense	(53,168)	(8,395)	(61,563)

Net loss		(64,529)	(6,993)	(71,522)

		For the Nine Months Ended
		September 30, 2020	ASU 2020-06	September 30, 2020
		As reported	Adjustment	As adjusted

	Interest expense, net	$(18,500)	$2,040	$(16,460)
	Tax expense	(52,060)	(8,522)	(60,582)

Net loss		(69,122)	(6,482)	(75,604)

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

Supplier Termination, Settlement and Asset Purchase Agreement:

During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (the “Agreement”) with a supplier who alleged PetIQ had breached its supply agreement due to the acquisition of Perrigo Animal Health. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter. The Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The assets acquired are included within the patents and processes intangible assets category and are amortized over 10 years. The assets were valued using the relief from royalty method. The remainder of the obligation was considered to be a payment to settle the alleged breach of the supply agreement, the termination expense is included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended September 30, 2020. The obligation is considered debt and is included in debt on the condensed consolidated balance sheet. See Note 5 – “Debt” for additional information.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	September 30, 2021	December 31, 2020
Leasehold improvements	$24,903	$19,709
Equipment	26,043	25,664
Vehicles and accessories	7,097	7,110
Computer equipment and software	12,311	10,858
Buildings	23,328	10,168
Furniture and fixtures	3,785	2,347
Land	6,407	7,067
Construction in progress	7,525	11,331
	111,399	94,254
Less accumulated depreciation	(37,053)	(31,108)
Total property, plant, and equipment	$74,346	$63,146

Depreciation expense related to these assets was $3.1 million and $9.4 million for the three and nine months ended September 30, 2021 and $3.0 million and $8.9 million for the three and nine months ended September 30, 2020, respectively.

On August 2, 2021, the Company closed on the sale of its previous headquarters in Eagle, Idaho. As part of the closing the Company received approximately $4.5 million, net of selling expenses, repaid the mortgage related to the building, and recorded a gain of approximately $1.3 million in the three months ended September 30, 2021.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	September 30, 2021	December 31, 2020
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,160	160,178
Patents and processes	5-10 years	14,879	14,905
Brand names	5-15 years	24,727	24,740
Total amortizable intangibles		200,116	200,173
Less accumulated amortization		(39,815)	(25,984)
Total net amortizable intangibles		160,301	174,189
Non-amortizable intangibles
Trademarks and other		33,341	33,341
In-process research and development		1,668	5,470
Intangible assets, net of accumulated amortization		$195,310	$213,000

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended September 30, 2021 and 2020 was $4.6 million and $3.8 million, respectively, and $17.7 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The in-process research and development (“IPRD”), intangible assets represent the value assigned to three acquired R&D projects that principally represent rights to develop and sell products that the Company has acquired which has not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. In the event that the efforts are not successful, the Company will write off the relevant IPRD in the period in which it is no longer considered feasible.  During the nine months ended September 30, 2021, the Company opted out of two of the acquired projects, effectively abandoning the associated research and development efforts.  Accordingly, the Company wrote off the associated IPRD assets of $3.8 million, the expense for which is included as amortization expense in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2021	$4,627
2022	17,965
2023	16,919
2024	14,553
2025	13,893
Thereafter	92,344

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2020 to September 30, 2021:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2020	183,781	47,264	231,045
Foreign currency translation	113	—	113
Goodwill as of December 31, 2020	183,894	47,264	231,158
Foreign currency translation	(75)	—	(75)
Goodwill as of September 30, 2021	$183,819	$47,264	$231,083

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

On April 13, 2021, Opco entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company.  The rate at September 30, 2021 was 2.37%.  The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL is secured by the assets of the Company including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts.  The ABL contains certain negative covenants that restrict the Company’s ability to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

Senior Secured Term Loan Facility

On April 13, 2021, Opco entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances).  The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate.  LIBOR rates are subject to a 0.50% floor.  The interest rate at September 30, 2021 was 4.75%.  The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

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

The Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Notes will constitute a Make-Whole Fundamental Change with respect to such Notes, which will result in an increase to the conversion rate if such Notes are converted after they are called for redemption.

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

The fair value of the Notes was $171.8 million as of September 30, 2021. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of September 30, 2021 and is classified as Level 2 in the fair value hierarchy.

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

As of September 30, 2021 Amended Revolving Credit Agreement was fully repaid and terminated.

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

As of September 30, 2021 the A&R Term Loan Credit Agreement was fully repaid and terminated.

General Other Debt

The Company entered into a mortgage with a local bank to finance a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.  As described in Note 3, the Company entered into an agreement to sell the commercial building in Eagle, Idaho, which closed in the third quarter of 2021.  The Company used the proceeds from the sale to repay the mortgage on August 2, 2021.

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

The following represents the Company’s long-term debt as of:

$'s in 000's	September 30, 2021	December 31, 2020
Convertible Notes	$143,750	$143,750
Term loans	299,250	217,250
Revolving credit facility	—	15,000
Notes Payable - VIP Acquisition	—	27,500
Other Debt	12,284	16,257
Net discount on debt and deferred financing fees (1)	(10,720)	(9,947)
	$444,564	$409,810
Less current maturities of long-term debt	(6,158)	(6,219)
Total long-term debt	$438,406	$403,591

(1)	– The net discount on debt and deferred financing fees were adjusted retrospectively for the adoption of ASU 2020-06 as discussed further in Note 1.

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of September 30, 2021, are as follows:

($'s in 000's)
Remainder of 2021	$2,437
2022	6,246
2023	6,524
2024	6,827
2025	3,000
Thereafter	430,250

Note 6 – Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2021 and 2027. A portion of leases are denominated in foreign currencies.

For both operating and finance leases, the Company recognizes a right-of-use (“ROU”) asset, which represents the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term.

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

The components of lease expense consists of the following:

	For the Three Months Ended		For the Nine Months Ended
$'s in 000's	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance lease cost
Amortization of right-of-use assets	$412	$409	$1,781	$1,191
Interest on lease liabilities	63	11	277	170
Operating lease cost	1,435	1,316	4,059	4,426
Variable lease cost(1)	363	530	978	783
Short-term lease cost	4	12	10	31
Sublease income	(65)	(226)	(173)	(679)
Total lease cost	$2,212	$2,052	$6,932	$5,922

(1)	Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	4.01	4.52
Finance leases	2.50	2.45
Weighted-average discount rate
Operating leases	5.0%	5.3%
Finance leases	4.7%	5.8%

Annual future commitments under non-cancelable leases as of September 30, 2021, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2021	$1,679	$371
2022	6,684	1,487
2023	5,897	1,548
2024	4,341	463
2025	3,391	78
Thereafter	1,983	—
Total minimum future obligations	$23,975	$3,947
Less interest	(2,227)	(230)
Present value of net future minimum obligations	21,748	3,717
Less current lease obligations	(5,891)	(1,339)
Long-term lease obligations	$15,857	$2,378

Supplemental cash flow information:

	Nine Months Ended	Nine Months Ended
$'s in 000's	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$277	$170
Operating cash flows from operating leases	3,928	4,334
Financing cash flows from finance leases	1,573	1,252
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	4,828	3,153
Finance leases	141	993

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

Our effective tax rate (ETR) from continuing operations was (4.0)% and (10.8)% for the three and nine months ended September 30, 2021, respectively, and (618.2)% and (403.3)% for the three and nine months ended September 30, 2020, respectively, including discrete items. Income tax expense for the three and nine months ended September 30, 2021 and 2020 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, foreign rate changes and foreign GILTI income inclusion.

The Company has assessed the realizability of the net deferred tax assets as of September 30, 2021 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $90.6 million and $71.2 million as of September 30, 2021 and December 31, 2020, respectively. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

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

On January 1, 2021, we adopted ASU 2020-06 using the full retrospective method.  Following this adoption, we utilize the if-converted method for the diluted net loss per share calculation of our convertible Notes (see Note 1 for more information on the adoption of ASU 2020-06).

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
(in 000's, except for per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(8,328)	$(71,522)	$(1,908)	$(75,604)
Less: net loss attributable to non-controlling interests	(426)	(1,272)	(65)	(1,775)
Net loss attributable to PetIQ, Inc. — basic and diluted	(7,902)	(70,250)	(1,843)	(73,829)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	28,940	24,935	27,949	24,365
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect for conversion of Notes	—	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	28,940	24,935	27,949	24,365

Loss per share of Class A common stock — basic	$(0.27)	$(2.82)	$(0.07)	$(3.03)
Loss per share of Class A common stock — diluted	$(0.27)	$(2.82)	$(0.07)	$(3.03)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The computation of dilutive effect of other potential common shares excludes all stock options and restricted stock units for the three and nine months ended September 30, 2021 and 2020, as the inclusion under the treasury stock method would have been antidilutive. The dilutive impact of the Notes have not been included in the dilutive earnings per share calculation for the three and nine months ended September 30, 2021 and 2020 as they would be antidilutive.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of September 30, 2021 and 2020, 713 thousand and 1,280 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A common stock of the Company. As of September 30, 2021, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

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

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.7 million and $4.5 million for the three and nine months ended September 30, 2021, respectively, and $1.3 million and $4.9 million for the three and nine months ended September 30, 2020, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Expected term (years) (1)	6.17	6.25
Expected volatility (2)	33.45%	33.91%
Risk-free interest rate (3)	0.89%	0.37%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended September 30, 2021 was $12.39 per option. At September 30, 2021, total unrecognized compensation cost related to unvested stock options was $8.4 million and is expected to be recognized over a weighted-average period of 2.4 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at January 1, 2020	2,072	$24.63	$6,266	8.0
Granted	505	20.22
Exercised	(395)	23.48	$4,468
Forfeited	(96)	21.42
Outstanding at December 31, 2020	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(533)	23.69	$8,059
Forfeited	(37)	23.88
Cancelled	(1)	27.73
Outstanding at September 30, 2021	1,869	$26.21	$4,957	7.3
Options exercisable at September 30, 2021	768

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At September 30, 2021, total unrecognized compensation cost related to unvested RSUs was $12.6 million and is expected to vest over a weighted average 2.9 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.7 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2020, respectively. All stock based compensation expense is included in general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended September 30, 2021.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at January 1, 2020	133	$28.85
Granted	271	20.73
Settled	(70)	25.65
Forfeited	(17)	23.34
Outstanding at December 31, 2020	317	$22.91
Granted	268	37.91
Settled	(98)	24.36
Forfeited	(11)	24.80
Nonvested RSUs at September 30, 2021	476	$31.01

Note 10 – Stockholders’ Equity

Exchanges

During the nine months ended September 30, 2021 holders of Class B common stock and LLC Interests exercised exchange rights and exchanged 2,748 thousand Class B common shares and corresponding LLC Interests for newly issued Class A common stock. The LLC Agreement generally allows for exchanges on the last day of each calendar month.

Note 11 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2020	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation transactions	—	445	445
Exchange transactions	(1,712)	1,712	—
As of December 31, 2020	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions		606	606
Exchange transactions	(2,748)	2,748	—
As of September 30, 2021	292	29,065	29,357	1.0%	99.0%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three and nine months ended September 30, 2021 the Company owned a weighted average of 98.6% and 95.8%, respectively, and 87.2% and 85.7% for the three and nine months ended September 30, 2020, respectively, of Holdco.

Note 12 – Customer Concentration

The Company has significant exposure to customer concentration. During the three and nine months ended September 30, 2021, two and one customers individually accounted for more than 10% of sales, comprising 41% and 26% of net sales, respectively for such periods. During the three and nine months ended September 30, 2020 two customers individually accounted for more than 10% of sales, comprising 42% and 42% of net sales in both such periods.

At September 30, 2021 two Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 56% of outstanding trade receivables, net. At December 31, 2020 one Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 52% of outstanding trade receivables, net.

Note 13 – Commitments and Contingencies

Litigation Contingencies

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company did not accrue for any contingency at December 31, 2020 as the Company did not consider any contingency to be probable or estimable. The Company expenses legal costs as incurred within general and administrative expenses on the condensed consolidated statements of operations.

During the three months ended September 30, 2021, the Company entered into mediation with a third party who had filed a class action lawsuit against the Company. As a result of that mediation, the Company accrued the expected settlement of $1.4 million.

Additionally, during the three months ended September 30, 2021, the Company has continued to evaluate a lawsuit brought by a former supplier to the Company related to the redemption of ownership interest. The plaintiff has alleged actual damages of approximately $3 million and has claimed additional punitive damages. The Company believes the range of outcomes is between $0.8 million and the amount alleged by the plaintiff, and as no amount within the range is more likely than any other, the Company has accrued an obligation of $0.8 million as of September 30, 2021. There is no assurance that the Company’s defense will be successful, and as such the Company will continue to monitor the expected outcome of the matter.

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
September 30, 2021	Products	Services	Corporate	Consolidated
Net Sales	$181,557	$28,977	$—	$210,534
Adjusted EBITDA	33,678	3,821	(21,135)	16,364
Depreciation expense	982	1,454	709	3,145
Capital expenditures	578	2,177	3,520	6,275

$'s in 000's			Unallocated
September 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$150,063	$12,020	$—	$162,083
Adjusted EBITDA	26,318	(223)	(14,088)	12,007
Depreciation expense	1,201	937	892	3,030
Capital expenditures	4,072	2,193	122	6,387

Financial information relating to the Company’s operating segments for the nine months ended:

$'s in 000's			Unallocated
September 30, 2021	Products	Services	Corporate	Consolidated
Net Sales	$654,448	$81,444	$—	$735,892
Adjusted EBITDA	120,657	8,945	(52,018)	77,584
Depreciation expense	2,913	3,924	2,582	9,419
Capital expenditures	1,533	8,810	14,234	24,577

$'s in 000's			Unallocated
September 30, 2020	Products	Services	Corporate	Consolidated
Net Sales	$580,650	$35,193	$—	$615,843
Adjusted EBITDA	92,448	2,878	(40,555)	54,771
Depreciation expense	3,685	2,674	2,527	8,886
Capital expenditures	9,337	5,966	1,508	16,811

The following table reconciles Segment Adjusted EBITDA to Net loss for the periods presented.

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Adjusted EBITDA:
Product	$33,678	$26,318	$120,657	$92,448
Services	3,821	(223)	8,945	2,878
Unallocated Corporate	(21,135)	(14,088)	(52,018)	(40,555)
Total Consolidated	16,364	12,007	77,584	54,771
Adjustments:
Depreciation	(3,145)	(3,030)	(9,419)	(8,886)
Amortization	(4,627)	(3,821)	(17,682)	(8,313)
Interest	(6,168)	(6,427)	(18,693)	(16,460)
Acquisition costs(1)	—	(1,083)	(92)	(1,815)
Loss on extinguishment and related costs(2)	—	—	(6,438)	—
Stock based compensation expense	(2,627)	(2,147)	(7,188)	(6,549)
Integration costs(3)	1,041	(307)	354	(9,611)
Non same-store revenue(4)	7,245	2,884	17,622	6,119
Non same-store costs(4)	(12,594)	(5,378)	(32,426)	(15,476)
Clinic launch expenses(5)	(846)	(767)	(2,126)	(2,046)
Litigation expenses	(2,323)	(290)	(2,886)	(723)
CFO Transition	(331)	—	(331)	—
COVID-19 related costs(6)	—	(1,600)	—	(6,033)
Pretax net loss	$(8,011)	$(9,959)	$(1,721)	$(15,022)
Income tax expense	(317)	(61,563)	(187)	(60,582)
Net loss	$(8,328)	$(71,522)	$(1,908)	$(75,604)

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related out of pocket costs.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs. Additionally integration costs include the gain on the sale of our previous headquarters.
(4)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(5)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(6)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Supplemental geographic disclosures are below.

	Nine months ended September 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$649,232	$5,216	$654,448
Service revenue	81,444	—	81,444
Total net sales	$730,676	$5,216	$735,892

	Nine months ended September 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$576,756	$3,894	$580,650
Service revenue	35,193	—	35,193
Total net sales	$611,949	$3,894	$615,843

	Three months ended September 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$179,759	$1,798	$181,557
Service revenue	28,977	—	28,977
Total net sales	$208,736	$1,798	$210,534

	Three months ended September 30, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$148,424	$1,639	$150,063
Service revenue	12,020	—	12,020
Total net sales	$160,444	$1,639	$162,083

Property, plant, and equipment by geographic location is below.

	September 30, 2021	December 31, 2020
United States	$73,004	$61,807
Europe	1,342	1,339
Total	$74,346	$63,146

Note 15 – Related Parties

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is paid at a variety of times throughout the year, is generally paid directly to the relevant insurance company, amounted to $6.8 million and $6.2 million for the fiscal years 2021 and 2020, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.

Mike Christensen, the brother of CEO, McCord Christensen, is a Partner in the real estate brokerage firm, Colliers International Idaho, (“Colliers”) which acted as the Company’s broker in the sale of the Company’s prior corporate office in Eagle, Idaho for $4.8 million. Colliers was paid $0.1 million in real estate commissions on the sale of the property for the three and nine months ended September 30, 2021. In April 2020, the Company purchased a parcel of land for $2.5 million. Colliers was paid $0 and $0.08 million as the broker in this transaction for the three and nine months ended September 30, 2020.

Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia has been paid $0.06 million and $0.2 million for the three and nine months ended September 30, 2021.

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

Business Overview –

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

With the anticipated gradual receding of the pandemic, as well as COVID-19 vaccinations becoming more widespread and various restrictions continuing to ease, consumers have started to resume normal activities, including seeking in person veterinary care for their companion animals, and more businesses have commenced resuming operations. Nonetheless, the Company has continued to experience certain negative effects as a result of the pandemic, including, absenteeism in excess of historical average, a shortage of skilled veterinarians; and certain supply chain delays.  There can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

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

Results of Operations

The following tables set forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Product sales	$181,557	$150,063	86.2%	92.6%
Services revenue	28,977	12,020	13.8%	7.4%
Total net sales	210,534	162,083	100.0%	100.0%
Cost of products sold	142,009	116,847	67.5%	72.1%
Cost of services	26,453	12,968	12.6%	8.0%
Total cost of sales	168,462	129,815	80.0%	80.1%
Gross profit	42,072	32,268	20.0%	19.9%
General and administrative expenses	45,252	35,562	21.5%	21.9%
Operating loss	(3,180)	(3,294)	(1.5)%	(2.0)%
Interest expense, net	(6,168)	(6,427)	(2.9)%	(4.0)%
Foreign currency (loss) income, net	6	(251)	0.0%	(0.2)%
Other income, net	1,331	13	0.6%	0.0%
Total other expense, net	4,831	6,665	2.3%	4.1%
Pretax net loss	(8,011)	(9,959)	(3.8)%	(6.1)%
Income tax expense	(317)	(61,563)	(0.2)%	(38.0)%
Net loss	$(8,328)	$(71,522)	(4.0)%	(44.1)%

	For the Nine Months Ended		% of Net Sales
$'s in 000's	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Product sales	$654,448	$580,650	88.9%	94.3%
Services revenue	81,444	35,193	11.1%	5.7%
Total net sales	735,892	615,843	100.0%	100.0%
Cost of products sold	510,673	469,095	69.4%	76.2%
Cost of services	75,720	40,142	10.3%	6.5%
Total cost of sales	586,393	509,237	79.7%	82.7%
Gross profit	149,499	106,606	20.3%	17.3%
General and administrative expenses	129,066	105,744	17.5%	17.2%
Operating income	20,433	862	2.8%	0.1%
Interest expense, net	(18,693)	(16,460)	(2.5)%	(2.7)%
Foreign currency (loss) income, net	(98)	(126)	(0.0)%	(0.0)%
Loss on debt extinguishment	(5,453)	—	(0.7)%	—%
Other income, net	2,090	702	0.3%	0.1%
Total other expense, net	22,154	15,884	3.0%	2.6%
Pretax net loss	(1,721)	(15,022)	(0.2)%	(2.4)%
Income tax expense	(187)	(60,582)	(0.0)%	(9.8)%
Net loss	$(1,908)	$(75,604)	(0.3)%	(12.3)%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Services segment sales:
Same-store sales	$21,732	$9,136	$63,822	$29,074
Non same-store sales	7,245	2,884	17,622	6,119
Net services segment sales	28,977	12,020	81,444	35,193
Products segment sales	181,557	150,063	654,448	580,650
Total net sales	210,534	162,083	735,892	615,843

Adjusted EBITDA
Products	33,678	26,318	120,657	92,448
Services	3,821	(223)	8,945	2,878
Unallocated Corporate	(21,135)	(14,088)	(52,018)	(40,555)
Total Adjusted EBITDA	$16,364	$12,007	$77,584	$54,771

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

Net sales

Consolidated Net Sales

Consolidated net sales increased $48.5 million, or 29.9%, to $210.5 for the three months ended September 30, 2021, compared to $162.1 million for the three months ended September 30, 2020. This increase was driven by reopening and expansion in the Services Segment as well continued growth in the Products Segment. Growth in the Services segment is related to more days open and newly opened wellness centers, compared to the closures related to COVID-19 that heavily impacted the comparable periods.

Products Segment

Product sales increased $31.5 million, or 21.0%, to $181.6 million for the three months ended September 30, 2021, compared to $150.1 million for the three months ended September 30, 2020. This increase was driven by timing of orders with a number of customers ordering less in the comparable period as they adjusted inventory due to COVID-19 disruptions to consumer behavior. Additionally the Company continues to see velocity growth through current customers, offset slightly by the loss of distribution from one manufacturer to one key customer.

Services Segment

Services revenues increased $17.0 million, or 141%, from $12.0 million to $29.0 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Same-store sales increased $12.6 million, or 138%, to $21.7 million for the three months ended September 30, 2021, compared to $9.1 million for the three months ended September 30, 2020. The increase in same-store sales was driven by relaxation of COVID-19 related closures. Non same-store sales increased $4.4 million or 151%, to $7.3 million for the three months ended September 30, 2021, compared to $2.9 million for the three months ended September 30, 2020. The increase in non same-store sales was a result of opening approximately 72 additional wellness centers in 2021, as well as the rollback of COVID protocols.

Gross profit

Gross profit increased by $9.8 million, or 30.5%, to $42.1 million for the three months ended September 30, 2021, compared to $32.3 million for the three months ended September 30, 2020. This increase is due to margin improvements in the Services segment related to relaxation of COVID-19 related restrictions and policies and procedures, offset slightly by the mix of products sold being more weighted to lower margin items.

Gross margin increased to 20.0% for the three months ended September 30, 2021, compared to 19.9% for the three months ended September 30, 2020. This increase was driven improvements in services margin due to reopening operations.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $9.7 million, or 27.4%, to $45.3 million for the three months ended September 30, 2021, compared to $35.6 million for the three months ended September 30, 2020. As a percentage of net sales, G&A decreased from 21.9% for the three months ended September 30, 2020 to 21.5% for the third quarter of 2021. The Company had higher selling and marketing costs for both Products and Services segment to support the growth in sales, the increase in R&D due to a $2 million accrual, as well as inflationary increases throughout the business, however the increase in sales offset the growth in G&A (thus the reduction in G&A as a percentage of sales).

Products Segment

Products segment G&A increased $0.7 million or approximately 8.4% to $9.0 million for the three months ended September 30, 2021, compared to $8.3 million for the three months ended September 30, 2020. This increase was due to higher marketing and selling costs related to the Capstar brand, offset slightly by efficiencies gained through centralizing our OTC distribution to our Omaha, Nebraska distribution facility.

Services Segment

Services segment G&A increased $1.6 million, or 31.4%, to $6.7 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales driven by reopening.

Unallocated Corporate

Unallocated corporate G&A increased $7.6 million, or 34.4%, to $29.7 million for the three months ended September 30, 2021, from $22.1 million for the three months ended September 30, 2020. The increase was related to the following:

◾	Additional corporate compensation (wages/bonus/stock compensation) of approximately $0.5 million, driven by corporate growth in headcount and wage rates;
◾	Increased amortization of $0.8 million resulting from the new acquisitions; and
◾	Increase in R&D, driven by $2.0 million milestone becoming probable due to work by partner; and
◾	Two legal contingency accruals totalling approximately $2.1 million.

Interest expense, net

Interest expense, net, decreased $0.3 million to $6.2 million for the three months ended September 30, 2021, compared to $6.4 million for the three months ended September 30, 2020. This increase was driven by the lower rates on the new debt, as the Company refinanced a majority of its debt in the second quarter of 2021.

Provision for income taxes

Our effective tax rate was (4.0)% and (618.2)% for the three months ended September 30, 2021 and 2020, respectively, with a tax expense of $0.3 million and $61.6 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign Global Intangible Low-Taxed Income (“GILTI “) income inclusion. The Company’s tax rate is also impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $7.4 million, or 28.0% to $33.7 million for the three months ended September 30, 2021, compared to $26.3 million for the three months ended September 30, 2020. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates primarily to expanded total sales, driven by velocity growth and timing of retailer re-orders.

Services Segment

Services segment Adjusted EBITDA increased $4.0 million, to $3.8 million for the three months ended September 30, 2021, compared to ($0.2) million for the three months ended September 30, 2020. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio. Services segment Adjusted EBITDA was significantly impacted by the COVID-19, with the impact lessening throughout the three months ended September 30, 2021.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three months ended September 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$32,696	$(3,828)	$(36,879)	$(8,011)
Adjustments:
Depreciation	982	1,454	709	3,145
Interest	—	—	6,168	6,168
Amortization	—	—	4,627	4,627
Stock based compensation expense	—	—	2,627	2,627
Non same-store revenue(2)	—	(7,245)	—	(7,245)
Non same-store costs(2)	—	12,594	—	12,594
Integration costs and costs of discontinued clinics(3)	—	—	(1,041)	(1,041)
Clinic launch expense(4)	—	846	—	846
Litigation expenses	—	—	2,323	2,323
CFO Transition	—	—	331	331
Adjusted EBITDA	$33,678	$3,821	$(21,135)	$16,364

	Three months ended September 30, 2020
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$25,117	$(6,021)	$(31,095)	$(11,999)
Adjustments:
Depreciation	1,201	937	892	3,030
Interest, net	—	—	8,467	8,467
Amortization	—	—	3,821	3,821
Acquisition costs(1)	—	—	1,083	1,083
Stock based compensation expense	—	—	2,147	2,147
Non same-store revenue(2)	—	(2,884)	—	(2,884)
Non same-store costs(2)	—	5,378	—	5,378
Integration costs and costs of discontinued clinics(3)	—	—	307	307
Clinic launch expense(4)	—	767	—	767
Litigation expenses	—	—	290	290
COVID-19 related costs(5)	—	1,600	—	1,600
Adjusted EBITDA	$26,318	$(223)	$(14,088)	$12,007

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Nine months ended September 30, 2021 Compared With Nine months ended September 30, 2020

Net sales

Consolidated Net Sales

Consolidated net sales increased $120.1 million, or 19.5%, to $735.9 million for the nine months ended September 30, 2021, compared to $615.8 million for the nine months ended September 30, 2020. This increase was driven by the growth in the Services segment related to more days open and newly opened wellness centers, compared to the closures related to COVID-19 that started during the nine months ended September 30, 2020. Additionally the Company has seen continued growth in product sales.

Products Segment

Product sales increased $73.8 million, or 12.7%, to $654.5 million for the nine months ended September 30, 2021, compared to $580.7 million for the nine months ended September 30, 2020. This increase was driven by velocity growth within current customers of distributed products, as well as modest sales growth as a result of the Capstar acquisition. This includes a program change at a major partner who moved from a manufactured offering to a distributed offering which increased net sales.

Services Segment

Services revenues increased $46.3 million, or 131.4%, from $35.2 million to $81.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Same-store sales increased $34.8 million, or 119.5%, to $63.8 million for the nine months ended September 30, 2021, compared to $29.1 million for the nine months ended September 30, 2020. The increase in same-store sales was driven by relaxation of COVID-19 related closures. Non same-store sales increased $11.5 million or 188.0%, to $17.6 million for the nine months ended September 30, 2021, compared to $6.1 million for the nine months ended September 30, 2020. The increase in non same-store sales was a result of opening approximately 72 additional wellness centers in 2021, as well as the maturation of clinics opened in the past six trailing quarters and operational improvements with the relaxation of COVID-19 restrictions.

Gross profit

Gross profit increased by $42.9 million, or 40.3%, to $149.5 million for the nine months ended September 30, 2021, compared to $106.6 million for the nine months ended September 30, 2020. This increase is due to margin improvements in the Services Segment due to resuming nearly normal operations.

Gross margin increased to 20.3% for the nine months ended September 30, 2021, compared to 17.3% for the nine months ended September 30, 2020. This increase was driven by product sales growth in higher margin items such as Capstar and the improvements in the Services segment.

General and administrative expenses

Consolidated general and administrative expenses (“G&A”) increased by $23.4 million, or 22.1%, to $129.1 million for the nine months ended September 30, 2021, compared to $105.7 million for the nine months ended September 30, 2020. As a percentage of net sales, G&A increased from 17.2% for the nine months ended September 30, 2020 to 17.5% for the third quarter of 2021, primarily on the increase in amortization expense related to acquisitions, increased R&D expenses, and costs to support larger operations.

Products Segment

Products segment G&A increased $4.9 million or approximately 20.3% to $29.1 million for the nine months ended September 30, 2021, compared to $24.2 million for the nine months ended September 30, 2020. This increase was driven due to higher sales resulting in higher selling costs, as well as marketing and selling costs related to the Capstar products.

Services Segment

Services segment G&A increased $6.1 million, or 51.7%, to $17.9 million for the nine months ended September 30, 2021, compared to $11.8 million for the nine months ended September 30, 2020. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales.

Unallocated Corporate

Unallocated corporate G&A increased $12.4 million, or 17.8%, to $82.2 million for the nine months ended September 30, 2021, from $69.8 million for the nine months ended September 30, 2020. The increase was related to the following:

◾	Additional corporate compensation (wages/bonus) of approximately $3.3 million, driven by corporate growth in headcount and wage rates;
◾	Increase in R&D, driven by $2.0 million milestone becoming probable due to work by partner; and
◾	Two legal contingency accruals totalling approximately $2.1 million.
◾	Increased amortization of $9.6 million resulting from the new acquisitions and the acceleration of in-process research and development assets with a shortened life; offset by
◾	The lack of the contract termination costs that occurred in the three months ended September 30, 2020 of $7.8 million.

Interest expense, net

Interest expense, net, increased $2.2 million to $18.7 million for the nine months ended September 30, 2021, compared to $16.5 million for the nine months ended September 30, 2020. This increase was driven by the Notes issued in May 2020 to finance the Capstar Acquisition and the increase in total debt outstanding, offset somewhat by lower rates in 2021 due to the refinance the Company completed.

Provision for income taxes

Our effective tax rate was (10.8)% and (403.3)% for the nine months ended September 30, 2021 and 2020, respectively, with a tax expense of $0.2 million and $60.6 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion. The Company’s tax rate is also impacted by the ownership structure of Holdco, which changes over time.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased $28.2 million, or 30.5% to $120.7 million for the nine months ended September 30, 2021, compared to $92.4 million for the nine months ended September 30, 2020. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth as well as expanded margins related to the purchase of the Capstar branded products.

Services Segment

Services segment Adjusted EBITDA increased $6.1 million, or 210.8% to $9.0 million for the nine months ended September 30, 2021, compared to $2.9 million for the nine months ended September 30, 2020. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below. Services segment Adjusted EBITDA was significantly impacted by the COVID-19, with the impact lessening throughout the nine months ended September 30, 2021.

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

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Nine months ended September 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$117,010	$(11,909)	$(106,822)	$(1,721)
Adjustments:
Depreciation	2,913	3,924	2,582	9,419
Interest, net	—	—	18,693	18,693
Amortization	—	—	17,682	17,682
Acquisition costs(1)	—	—	92	92
Stock based compensation expense	—	—	7,188	7,188
Non same-store revenue(2)	—	(17,622)	—	(17,622)
Non same-store costs(2)	—	32,426	—	32,426
Integration costs and costs of discontinued clinics(3)	734	—	(1,088)	(354)
Clinic launch expense(4)	—	2,126	—	2,126
Litigation expenses	—	—	2,886	2,886
CFO Transition	—	—	331	331
Loss on extinguishment and related costs	—	—	6,438	6,438
Adjusted EBITDA	$120,657	$8,945	$(52,018)	$77,584

$'s in 000's	Nine months ended September 30, 2020
September 30, 2020	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$88,384	$(16,853)	$(86,553)	$(15,022)
Adjustments:
Depreciation	3,685	2,674	2,527	8,886
Interest, net	—	—	16,460	16,460
Amortization	—	—	8,313	8,313
Acquisition costs(1)	—	—	1,815	1,815
Stock based compensation expense	—	—	6,549	6,549
Non same-store revenue(2)	—	(6,119)	—	(6,119)
Non same-store costs(2)	—	15,476	—	15,476
Integration costs and costs of discontinued clinics(3)	—	—	9,611	9,611
Clinic launch expense(4)	—	2,046	—	2,046
Litigation expenses	—	—	723	723
COVID-19 related costs(5)	379	5,654	—	6,033
Adjusted EBITDA	$92,448	$2,878	$(40,555)	$54,771

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.

(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs. Additionally integration costs include the gain on the sale of our previous headquarters.
(4)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(8,328)	$(71,522)	$(1,908)	$(75,604)
Plus:
Tax expense	317	61,563	187	60,582
Depreciation	3,145	3,030	9,419	8,886
Amortization	4,627	3,821	17,682	8,313
Interest	6,168	6,427	18,693	16,460
EBITDA	$5,929	$3,319	$44,073	$18,637
Acquisition costs(1)	—	1,083	92	1,815
Loss on extinguishment and related costs(2)	—	—	6,438	—
Stock based compensation expense	2,627	2,147	7,188	6,549
Non same-store revenue(3)	(7,245)	(2,884)	(17,622)	(6,119)
Non same-store costs(3)	12,594	5,378	32,426	15,476
Integration costs(4)	(1,041)	307	(354)	9,611
Clinic launch expenses(5)	846	767	2,126	2,046
Litigation expenses	2,323	290	2,886	723
CFO Transition	331	—	331	—
COVID-19 related costs(6)	—	1,600	—	6,033
Adjusted EBITDA	$16,364	$12,007	$77,584	$54,771

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.
(2)	Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related out of pocket costs.
(3)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full trailing quarters of operating results.
(4)	Integration costs represent costs related to integrating the acquired businesses, such as personnel costs like severance and signing bonuses, consulting work, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs. Additionally integration costs include the gain on the sale of our previous headquarters.
(5)	Clinic launch expenses relate to our Services segment and represent the nonrecurring costs to open new veterinary wellness centers, primarily employee costs, training, marketing, and rent prior to opening for business.
(6)	Costs related to maintaining service segment infrastructure, staffing, and overhead related clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of September 30, 2021 and December 31, 2020, our cash and cash equivalents were $63.2 million and $33.5 million, respectively. As of September 30, 2021, we had no balance outstanding under a revolving credit facility, $299.3 million under a term loan, $143.8 million of outstanding Notes, and $12.2 million in other debt. Our debt agreements bear interest at rates between 2.4% and 4.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30, 2021 and December 31, 2020, we had working capital (current assets less current liabilities) of $197.7 million and $141.2 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash provided by operating activities was $10.5 million for the nine months ended September 30, 2021, compared to $6.0 million for the nine months ended September 30, 2020. The change in operating cash flows primarily reflects higher earnings offset by significant growth in working capital items. Working capital changes are driven primarily by accounts receivable growth on both overall sales growth and seasonality. Net changes in assets and liabilities accounted for $28.1 million in cash used in operating activities for the nine months ended September 30, 2021 compared to $4.2 million of cash used in operating activities for the nine months ended September 30, 2020.

Cash used in Investing Activities

Net cash used in investing activities was $19.5 million for the nine months ended September 30, 2021, compared to $112.5 million for the nine months ended September 30, 2020. The decrease in net cash used in investing activities is a result of continued investment in new wellness centers as well as construction of a new corporate headquarters, compared to the purchase of Capstar and related intangibles in the prior period.

Cash provided by Financing Activities

Net cash provided by financing activities was $38.9 million for the nine months ended September 30, 2021, compared to $129.2 million for the nine months ended September 30, 2020. The change in cash provided by financing activities is primarily driven improved profitability allowing for less use of debt financing and no significant asset acquisition related financing taking place.

Description of Indebtedness

Senior Secured Asset-Based Revolving Credit Facility

On April 13, 2021, Opco entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company.  The rate at September 30, 2021 was 1.59%.  The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL is secured by the assets of the Company including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts.  The ABL contains certain negative covenants that restrict the Company’s ability to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

Senior Secured Term Loan Facility

On April 13, 2021, Opco entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances).  The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate.  LIBOR rates are subject to a 0.50% floor.  The interest rate at September 30, 2021 was 4.75%.  The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

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

The fair value of the Notes was $171.8 million as of September 30, 2021. The estimated fair value of the Notes is based on market rates and the closing trading price of the Convertible Notes as of September 30, 2021 and is classified as Level 2 in the fair value hierarchy.

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

As of September 30, 2021 Amended Revolving Credit Agreement was fully repaid and terminated.

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

As of September 30, 2021 the A&R Term Loan Credit Agreement was fully repaid and terminated.

General Other Debt

The Company entered into a mortgage with a local bank to finance a commercial building in Eagle, Idaho, in July 2017. The mortgage bears interest at a fixed rate of 4.35% and utilizes a 25 year amortization schedule with a 10 year balloon payment of the balance due at that time.  As described in Note 3, the Company entered into an agreement to sell the commercial building in Eagle, Idaho, which closed in the third quarter of 2021.  The Company used the proceeds from the sale to repay the mortgage on August 2, 2021, and has reclassified the mortgage to current maturities of long-term debt as of September 30, 2021.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2021, we had variable rate debt of approximately $299.3 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended September 30, 2021 by approximately $0.8 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our corporate employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company expenses legal costs as incurred within general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to Note 13, “Contingencies and Other Matters,” in the Notes to the Condensed Consolidated Financial statements included in Part I Item 1 of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

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

PETIQ, INC.

November 4, 2021	/s/ John Newland
John Newland
Chief Financial Officer