Form 10-K
period 2021-12-31
PetIQ, Inc.
filed 2022-03-01
CIK 1668673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-38163

PetIQ, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2554312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 East Riverside Drive	83616
Eagle, Idaho	(Zip Code)
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $1,030.5 million. Shares of Class A common stock held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2022 we had 29,157,448 shares of Class A common stock and 252,540 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2021, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

PetIQ, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions. Examples of forward-looking statements include, without limitation:

●	statements regarding our strategies, results of operations or liquidity;
●	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
●	statements of management’s goals and objectives; and
●	assumptions underlying statements regarding us or our business.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy and our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” section of this Annual Report.

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

Item 1 - Business

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national veterinarian service platform operates in over 2,900 retail partner locations in 42 states providing cost effective and convenient veterinary wellness services.  PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution businesses. The Services segment consists of veterinary services and related product sales provided by the Company directly to consumers.

We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through Holdco, operate and control all of the business and affairs of Opco.

Our Industry

Attractive Pet Industry Trends. By year-end 2020, in the wake of a pet acquisition surge triggered by COVID-19, approximately 56.4% of total U.S. households owned a dog or a cat, compared to 50% of total U.S. households in 2010, according to Packaged Facts. Stay-at-home/work-from-home trends, demographic trends in pet ownership and changing attitudes toward pets support our continued growth, through the following:

∎

Pet Humanization: In the United States, according to The Human Animal Bond Research Institute (HABRI) and Zoetis data for 2021, 95% of pet owners consider their pet a part of their family, and 98% reported that they have personally experienced health benefits from having a pet in their lives.  With pets increasingly viewed as companions, friends and family members, pet owners behave like “pet parents” with a strong inclination for spending disposable income to meet all of their pets’ needs during all economic cycles. Pets have become a household and individual spending priority.

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

∎

Increasing Focus on Affordable Products and Services: According to Packaged Facts, 32% of dog/cat owners who consider their pets part of the family are concerned about the affordability of routine health care for their pets and 42% are concerned about the affordability of emergency care for their pets. In a 2021 survey, 68% of pet owners agreed that they were seeking lower prices, special offers, and sales on pet products. Pet owners of all demographic and income levels aspire to purchase leading veterinarian-grade treatments.

∎

Increasing Pet Population:  Over the next 10 years the number of dogs and cats in the U.S. is expected to increase substantially. According to the American Veterinary Medical Association (AVMA), the dog population is expected to increase from 85 million in 2020 to over 100 million by 2030. The cat population is expected to increase more dramatically, from 65 million to more than 82 million by 2030.

∎

Increasing Market Size and Consumer Spending: Pet spending in the United States has steadily increased every year since 1994, with Americans spending approximately $107.3 billion on pet products and services for their pets in 2020, up from $77 billion in 2015. Packaged Facts projects the total U.S. pet products and services market to grow at a CAGR of 7.2% from 2020 to 2025.

Strong Growth in Pet Products. According to Packaged Facts, the $107.3 billion U.S. consumers spent on pet products and services in 2021 nearly doubled 2010 spending of $53.7 billion. Veterinary channel sales of pet medications grew from an estimated $6.7 billion in 2018 to $7.8 billion in 2020, and overall retail and veterinary channel sales of pet medications and supplements are estimated to have grown from $9.7 billion in 2018 to $11.6 billion in 2020, according to Packaged Facts, with pet supplement sales growing from $626 million in 2018 to $791 million in 2020 in keeping with increasing consumer attention to pet health and wellness. Additionally, our innovative pet treats compete in the U.S. dog and cat treat market, which has grown every year since 2012.

Growth of Pet Medication Purchases from Retail and E-commerce Channels. U.S. retail sales of pet medications reached $10.8 billion in 2020, inclusive of sales through veterinarians, brick-and-mortar stores and online retailers. The market has increased at a robust pace since 2016, with a CAGR rate of 9.2% for the five year period due in large part to the gains made during 2020. Packaged Facts projects that pet medication sales will grow to $14.8 billion by 2025. The COVID pandemic has accelerated pet owner purchases of veterinary-grade pet products from retail and e-commerce channels including both brick-and-mortar and online offerings. We believe this migration will continue in the future as more consumer take advantage of the convenience of their local retail store and online.

Our Business Strategy

There are significant opportunities to grow our brand awareness, increase our net sales and profitability and deliver shareholder value by executing on the following initiatives:

Grow Consumer Awareness of Our Products in the Retail & E-commerce Channels. We are an established category leader in the pet health and wellness and medication market.  We maintain strong relationships with the top distributors to the veterinary channel, we have strong penetration of the retail and e-commerce channels and high awareness among pet parents. We believe we will increase our share of the overall pet Rx and OTC medications and health and wellness products market through our broad network that includes leading U.S. retailers and e-commerce partners. We are increasingly focused on  building consumer awareness,  converting more pet owners to use  products we manufacture or distribute and providing excellent value. In addition, our retail and e-commerce partners continue to see that our proprietary manufactured products bring significant value to their pet health and wellness category sales and profit.  We continue to build pet owner awareness that our proprietary manufactured products offer the same quality and active ingredients at a significant savings versus national veterinary brands.

Increase Volume of Products with Existing Retailer & E-commerce Partners. We conduct business with the majority of leading U.S. retailers and e-commerce partners with our core product offerings. We believe our net sales and profitability will continue to grow as we expand the number of products we have available for sale. We have recently increased our research and development investments to support our own proprietary manufactured products that we expect to help us expand SKU placement within new and existing accounts. Additionally, we believe we are positioned to gain additional item placement and distribution in retail partners where we are also operating our veterinarian services offering.

Provide Veterinarian Services in Conjunction with our Retail Partners. Through our Services segment, we participate in the veterinary services industry, which grew from $28.5 billion in 2018 to $32.3 billion in 2020, according to Packaged Facts.  This growth equally reflects increased consumer focus on pet health and wellness. We provide a comprehensive suite of services at 2,900 community clinic locations and wellness centers hosted at retailers across 42 states. Our services include diagnostic tests, vaccinations, prescription medications, microchipping and wellness checks. We believe we have the ability to expand these offerings within new and existing retailers which we expect to help drive pet parent traffic to our retail partners for the purchase of pet medication and health and wellness products, thereby expanding the sales of our product offerings through our retail partners. In addition, we opened 98 wellness centers within retail partners in 2021. We expect to continue to open new wellness centers over the next several years with the potential to have approximately 1,000 wellness centers. We believe that our wellness centers will help us address the $10.0 billion underserved veterinary market according to L.E.K. Consulting, consisting of an estimated $7.4 billion of services and an estimated $2.6 billion in related product revenue generated from such services based on management estimates.

Human Capital

The Company employed approximately 1,929 people as of December 31, 2021, of which 1,890 are employed within the United States. Our workforce is comprised of approximately 44% full time and 56% part time employees. Of our total employees, approximately 1,422 of our employees worked in our Services division. In addition, we regularly contract with veterinarians to provide veterinary services in our mobile community clinics and wellness centers.  During the year ending December 31, 2021, we had approximately 1,600 veterinarians that were independent contractors.

The animal health industry is highly competitive and PetIQ is a fast growing company. We hired 1,481 new team members in 2021.  PetIQ’s benefit offerings are designed to meet the evolving needs of a diverse workforce across the Company. Attraction and retention of key talent is a focal point for the Company. To support these objectives, our human resources programs are designed to reward and support employees through competitive pay and benefits; support and facilitate internal talent mobility; and evolve and invest in technology, tools, and resources to enable employees at work. Some examples of key programs and initiatives that are focused to attract and retain our workforce include:

●	The Company has four core values that serve as the foundation for our business: commitment, quality, integrity and teamwork.
●	The Company initiated a Diversity, Equity & Inclusion (DEI) leadership team that is comprised of employees representing in all functions.
●	The Company has an annual review process which is a culmination of multiple touch-points between employees and managers to focus on development programs and career paths/succession.
●	The Company holds quarterly Town Halls to invite dialogue among employees and leaders.
●	The Company provides free mental and behavioral health resources, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents.
●	The Company encourages and supports renewal of all professional licenses and professional memberships.
●	The Company offers total rewards to all employees to include competitive pay, various output related bonus plans in both the Service and Product segments, a 401(k) plan with three percent Company match, paid time off, maternity leave, health, vision and dental insurance, and other ancillary benefits.

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

Our Products

Through our Products segment, we are a manufacturer and distributor of pet medication and health and wellness products to the retail and e-commerce channels.  We focus our offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications, and wellness products. We offer and supply these products to customers primarily in the United States.

Rx Medications

Our Rx pet medications include flea and tick control, heartworm preventatives, arthritis, thyroid, diabetes and pain treatments, antibiotics and other specialty medications, all of which require a prescription from a veterinarian. We develop and manufacture our own proprietary value-branded products and distribute well-known leading third-party branded medications.

Our proprietary value-branded Rx medications allow consumers to care for their pets with the same quality and active ingredients of national branded medications at a lower cost. We plan to continue to develop and manufacture our own proprietary manufactured products available at a value to pet parents which compete with other national branded pet Rx medication currently available.

We sell over 350 SKUs of the most popular pet Rx medications to retailers and e-commerce partners, in multiple formats, that previously had been available primarily through the veterinarian channel. Our partners  then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx pet medications that we distribute include Nexgard®, Heartgard® Plus and Vetmedin®.

OTC Medications and Supplies

The pet OTC medications we sell are primarily within the flea and tick control and behavior management categories of the broader pet Health & Wellness industry. These products are available in multiple forms that consumers choose between, such as spot on (topical) treatments, chewables, oral tablets and collars.

We sell over 320 SKUs of the leading OTC-branded and value-branded medications within the Animal Health OTC category to the retail and e-commerce channels. With the 2019 acquisition of the Perrigo Animal Health business unit, we have now expanded our manufacturing capabilities to include multiple product forms within flea & tick control. Most of our manufactured OTC Medication volume is represented by PetArmor, Capstar, Sentry and Sergeants brands.

Health and Wellness Products

Our health and wellness products include specialty treats and other pet products such as dental treats and nutritional supplements (including hip and joint, vitamins and skin and coat products). We manufacture and distribute more than 400 SKUs of proprietary wellness products for dogs and cats, mainly under our PetArmor, VetIQ, Minties and Sentry product lines.

Specific products in this category include dental treats; nutritional supplements, hip and joint chews, vitamin chews and treats that disguise medication to aid in pets’ pill ingestion; and treats.

Product Innovation

We offer a broad portfolio of pet medications and health and wellness products to our retail and e-commerce customers, including an array of products that we develop, manufacture and distribute. To continue to grow our pet Rx medication, OTC medications and other health and wellness product offerings, we invest in research and development on an ongoing basis. We use a combination of in-house specialists, third-party consultants and animal health research and development experts to expand our proprietary value-branded portfolio and develop next-generation versions of our existing pet products.

In addition, we have harnessed our position to emerge as an attractive partner for outside research and development researchers and entrepreneurs developing and manufacturing new products and technologies in the strategic pet health and wellness field. We believe these scientists and entrepreneurs seek out our partnership on innovative products given our experience in proprietary value-branded manufacturing and relationships with key retail and e-commerce channel contacts. Our process of assessing partnerships with any outside research and development opportunity includes performing our own internal research and development review, testing and quality control procedures.

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

Historically, pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail and e-commerce partners , which offer consumers convenient access to these products at lower prices. Our sales channels are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Walmart, Target and Kroger); (ii) club stores (e.g., Sam’s Club, Costco Wholesale and BJ’s Wholesale Club); (iii) pet specialty stores (e.g., PetSmart, Petco and independent pet stores); (iv) e-commerce (e.g., Chewy.com and Amazon.com); and (v) independent pharmacies and pharmacy distributors. We believe we are a key participant in the sales growth of pet medication products to the retail channel, with the additional benefit of having access to the veterinary channel through solid relationships with established distributors.

Customers

Approximately 99% of our 2021 and 2020 net sales were generated from customers located in the United States and Canada, with the remainder from foreign locations. Our customers are primarily national superstore chains, e-commerce, and national pet superstore chains, such as Walmart, Sam’s Club, Costco, PetSmart, Petco, Kroger, Target, Chewy.com, Amazon, and The Tractor Supply Company. We supply each of these customers on a national basis. Our largest retail customers in 2021 were Chewy.com and Walmart, which represented 26% and 9%, respectively, of our net sales. Our largest retail customers in 2020 were Chewy.com and Walmart, which represented 31% and 11%, respectively, of our net sales.

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

For most products, our in-house fulfillment and distribution operations manage the entire supply chain, beginning with the placement of the order, continuing through order processing and then fulfilling and shipping of the product to the customer. All customer orders are processed by our customer service team. We inventory our products at, and fill most customer orders from our distribution centers in Daytona Beach, Florida, Omaha, Nebraska and Springville, Utah. We also use third-party warehouse providers to fulfill a small amount of our orders. We ship our products using common carriers.

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

At our Omaha location EPA and FDA regulated products are produced, packaged, and distributed from our nearby state of the art distribution center. Products include dog and cat flea and tick spot-on, shampoo, collars, toothpaste and hairball paste. We have a robust quality management program that includes quality processes for the laboratory, incoming inspection, manufacturing and packaging inspections, supplier quality, change control, deviations, and corrective and preventative actions (CAPA). We manage customer interaction through our call centers and social media to ensure that products maintain the highest quality. All call data is tracked, trended and reviewed for signals that may indicate product quality issues. The Omaha site is inspected several times annually by external auditors and we perform annual internal audits and mock recalls. We have received high marks and consistently maintain compliance with cGMPs and retain certifications as required.

All of our contract manufacturing facilities are required to have quality control standard operating procedures in place. We require our contract manufacturing facilities to maintain third-party certifications and pass our own quality system and safety audits, and for FDA-regulated products, to comply with the Good Manufacturing Practices of the FDA. Third-party certifications provide an independent and external assessment that a product and/or process complies with applicable safety regulations and standards, although a regulatory authority may disagree with that assessment. In addition, our quality control team conducts reviews of all aspects of our supply chain to ensure that ingredients, finished goods and manufacturing processes meet our strict safety and quality requirements and that all of our ingredients are rigorously tested prior to being used in our products.

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

Competition

The pet medication and health and wellness industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Elanco (formerly Bayer AG), Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Manna Pro, Nestlé S.A. (“Nestlè”), Spectrum Holdings, Promika LLC, Tevra Brands (“Tevra”), and The J.M. Smucker Company (“Smucker”), most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

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

Our Trademarks and Other Intellectual Property

We believe that our intellectual property is valuable and has contributed to the success of our business. Our primary trademarks include “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera” and “Delightibles” all of which are registered with the U.S. Patent and Trademark Office. We also have numerous other trademark registrations and pending applications, in the U.S., Canada and Europe, for product names that are central to our branding. Our trademarks are assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.petarmor.com, www.vetiqpetcare.com, www.vippetcare.com, www.petvet.vippetcare.com, www.vetiq.com, www.advecta.com, www.sentrypetcare.com, www.sergeants.com, www.delightibles.com and www.mintiestreats.com, which are important to the successful implementation of our marketing and advertising strategy. We also have patents and pending patent applications for products, formulas and packaging that we consider important to our business.  Including various methods of use, interomone, pheromone compositions and spot-on pesticide compositions. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Our Corporate Information

Our principal executive offices are located at 230 East Riverside Drive, Eagle, Idaho 83616. Our telephone number is 208-939-8900. The address of our corporate website is www.petiq.com, and our investor relations website is located at http://ir.petiq.com. The contents of our website are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Available Information

Our annual reports on Form 10-K, annual proxy statements and related proxy cards are made available on our website at the same time they are mailed to stockholders. Our quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through our website, free of charge, as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Exchange Act. In addition, General Code of Ethics and charters for the committees of our board of directors are available on our website as well as other shareholder communications. The information contained in or that can be accessed through our website does not constitute a part of, and is not incorporated by reference into, this Annual Report. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy information statements and other information related to issuers that file electronically with the SEC.

Item 1A – Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report. If any of the risks, events, and uncertainties described in the risk factors listed below actually occurs, our business, results of operations and financial condition may be materially and adversely affected. The risk factors listed below are not exhaustive. Additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock

Business and Industry

There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and its related effects will impact the U.S. economy and related demand for our products and services and, as a result, our business and future operating results and financial condition.

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. There is significant uncertainty regarding the extent to which and how long COVID-19 and its related effects will impact the U.S. economy and related impacts for our products and services businesses. The extent to which COVID-19 will continue to impact our business and operating results during 2022 will depend on future developments, including the duration and continued spread of COVID-19, the availability and effectiveness of vaccines, and the impact on our customers and employees, as well as the U.S. economy, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic may have other adverse effects on our business, operating results and financial condition, including changes in customer and consumer behavior related to pandemic fears, quarantines and market downturns, as well as impacts on our workforce if the virus becomes widespread in any of our markets. For example, the Company has experienced an elevated level of clinic closures due to labor shortages in the Services segment. If the virus were to affect a significant amount of the workforce employed or operating at our manufacturing and distribution facilities, we may experience delays or the inability to produce and deliver products to our retail partners on a timely basis. In addition, one or more of our customers, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak.

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

Finally, the impacts from the COVID-19 pandemic and efforts to contain it heighten the risks described in other risk factors in this Annual Report.

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

Our largest retail customers in 2021 were Chewy.com and Walmart, which accounted for 26% and 9% respectively, of our net sales. Our largest retail customers in 2020 were Chewy.com and Walmart, which accounted for 31% and 11%, respectively, of our net sales. No other retail customer has accounted for 10% or more of our net sales during these two years. If we were to lose any of our key customers, or if any of our key customers reduce the amount of their orders, consolidate, reduce their store footprint, experience financial or operational difficulties or generate less traffic, our business, financial condition and results of operations may be materially adversely affected.

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

We may be unsuccessful in opening new wellness centers, which could adversely affect our growth

One of the means to achieving our growth strategy is through opening new clinics, both wellness centers and mobile clinics, and operating those on a profitable basis. During 2021, we opened 98 new wellness centers within retail partners compared to 27 in 2020.  We expect to continue to open new wellness centers over the next several years with the potential to have approximately 1,000 wellness centers. Our ability to open new clinics is dependent upon a number of factors, many of which are beyond our control, including our ability to:

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

There is no guarantee that a sufficient number of suitable sites or hosts will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new wellness centers, or if openings are significantly delayed, our earnings or revenue growth and our business could be materially and adversely affected, as we expect a portion of our growth to come from new locations. There is also no guarantee that, once open, wellness centers will be profitable, which may require us to incur costs to close wellness centers and may cause revenue to decline.

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

If we continue to grow, we may not be able to manage our growth effectively.

Our historical growth has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we would likely require more resources to grow and continue to improve our operational, management and financial controls. If we are not able to manage our growth effectively, our business, financial condition and results of operations may be materially adversely affected.

We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively.

The pet products and services retail industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications and pet health and wellness products to traditional retailers such as Elanco (formerly Bayer AG), Central Garden and Pet Company, Hartz (Unicharm Corp.), Mars, Inc., Nestlé S.A, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

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

We rely on third parties to provide us with materials and services, and are subject to increased labor and material costs and potential disruptions in supply.

The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, economic climate and other factors, including any impacts caused by the COVID-19 pandemic. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher material or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.

Certain third-party suppliers are the sole or exclusive source of certain materials and services necessary for production of our products. We may be unable to meet demand for certain of our products if any of our third-party suppliers cease or interrupt operations, fail to renew contracts with us or otherwise fail to meet their obligations to us.

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

Legal and Regulatory

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

Our success depends in part on our ability to protect our intellectual property rights. Our trademarks such as “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” and “Delightibles” and others are assets that support our brand, sub-brands and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and/or processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property rights and trade secrets in foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

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

Finance and Accounting

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted.

We have outstanding debt with variable interest rates based on LIBOR. Advances under our revolving credit facility and our term loan facility generally bear interest based on (i) the Adjusted Eurodollar Rate (as defined in our credit agreements and calculated using LIBOR) or (ii) the Base Rate (as defined in our credit agreements). The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration, the administrator for LIBOR, ceased publishing United States Dollar LIBOR (“USD LIBOR”) for one week and two-month tenors after December 31, 2021, and confirmed its intention to cease all remaining USD LIBOR tenors after June 30, 2023. Concurrently, the United Kingdom Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the United States Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by United States Treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR will cease to exist after June 30, 2023. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after June 30, 2023. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. After June 30, 2023, the interest rates on our revolving credit facility and our term loan facility will be based on the Base Rate or an alternative benchmark rate (which may or may not be based on SOFR), which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

We have incurred net losses in the past and may be unable to sustain profitability in the future.

We incurred a net loss of $16.4 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $114.5 million. We expect to continue to incur significant product commercialization and regulatory, sales and marketing, clinic opening, and other expenses. In addition, our selling, general and administrative expenses increased following prior acquisitions to support the larger combined Company and product portfolio. The net income (loss) we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to attain and sustain profitability, and we cannot be sure that we will remain profitable for any substantial period of time. Our failure to maintain profitability could negatively impact the value of our Class A common stock.

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

The trading price of our Class A common stock is highly volatile and could reduce the market price of our shares of Class A common stock in spite of our operating performance.

The volatility in the trading price of our Class A common stock, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments and adverse publicity about our industry in or individual scandals, and in response the market price of shares of our Class A common stock could decrease significantly.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	the timing of new product and clinic launches;
●	the timing and extent of customer inventory management decisions;
●	our ability to procure product in a cost effective manner;
●	expansion to new customers or product categories;
●	seasonality of services;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to use of pet products outside the veterinary channel; and
●	taxes.

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

HoldCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of HoldCo. Under the terms of the HoldCo Agreement, HoldCo will be obligated to make tax distributions to holders of LLC Interests, including us. These tax distributions are funded from available cash of HoldCo and its subsidiaries. These tax distributions will be computed, for us, based on our actual tax liability as a result of the net taxable income allocated to us as a result of owning interests in HoldCo and, for all Continuing LLC Owners, based on the net taxable income of HoldCo allocated to such holder of LLC Interests multiplied by an assumed, combined tax rate equal to the maximum rate applicable to an individual resident in New York, New York (taking into account the deductibility of state and local taxes and other applicable adjustments). In addition to tax expenses, we will also incur expenses related to our operations. We intend, as its managing member, to cause HoldCo to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses. However, HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which HoldCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering HoldCo insolvent. Our credit agreements do not currently restrict our ability to make tax distributions. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. In addition, if HoldCo does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

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

Item 1B. Unresolved Staff Comments

None.

Item 2 - Properties

The following table sets forth the location, size, use and lease expiration date of our material properties as of December 31, 2021.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2022
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2024
Omaha, Nebraska	131,150 square feet	Manufacturing; office	Owned
Omaha, Nebraska	349,680 square feet	Distribution warehouse	September 30, 2026
Eagle, Idaho	65,000 square feet	Corporate Headquarters	Owned

We are obligated under non-cancelable leases for the facilities we do not own. Our leases have varying terms, typically with three to five year renewal options.

We believe that our current properties are adequate for our intended purposes and represent sufficient capacity for our near term plans.

Item 3 – Legal Proceedings

For a discussion of our “Legal Proceedings,” refer to Note 13 – Commitments and Contingencies in the notes to our audited consolidated financial statements of this Annual Report.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2022, there were approximately 10 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The holders of our Class B common stock also hold LLC interests in Holdco.  There is no public market for these interests. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.

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

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from July 26, 2017 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $23.64 on July 26, 2017 and in the NASDAQ Composite and the Russell 2000 on July 26, 2017. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Date	PetIQ	NASDAQ Composite	Russell 2000
July 26, 2017	$100.00	$100.00	$100.00
December 31, 2017	92.39	107.48	106.46
December 31, 2018	99.28	103.31	93.50
December 31, 2019	105.96	139.70	115.68
December 31, 2020	162.65	200.67	136.93
December 31, 2021	96.07	243.59	155.68

Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We conduct our business through PetIQ, LLC and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. This section of this Annual Report generally discusses 2021 and 2020 items and year-to-year comparisons of 2021 to 2020. Discussions of 2019 items and year-to-year comparisons of 2020 and 2019 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national veterinarian service platform operates in over 2,900 retail partner locations in 42 states providing cost effective and convenient veterinary wellness services.  PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

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

Coronavirus Disease (COVID-19) Considerations

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. The Company has continued to experience certain negative effects as a result of the pandemic, including employee absenteeism in excess of historical averages, a shortage of skilled veterinarians, and certain supply chain delays.

Nonetheless, COVID-19 has presented new opportunities for our business as it has accelerated pet owner purchases of veterinary-grade pet products from retail and e-commerce channels. In addition, with COVID-19 vaccinations becoming more widespread and various restrictions continuing to ease, consumers have started to resume normal activities, including seeking in person veterinary care for their companion animals, and more businesses have commenced resuming operations. There can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

Since the beginning of the pandemic in the first quarter of 2020, the Company implemented various policies and procedures designed to ensure the safety of our customers and team members. With COVID-19 hospitalizations and deaths declining through the United States, as well as expanded access to vaccines, we have begun to roll back certain policies that created additional costs, such as incremental team members at veterinary services clinics and wellness centers to ensure social distancing and enhanced sanitation. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto. Additional information regarding risks and uncertainties to our business and results of operations related to the COVID-19 pandemic are set forth in Part I, Item 1A of this Annual Report.

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

Key factors that may affect our future Product sales growth include: new product introductions; expansion into other customer bases; expansion of items sold to existing customers, addition of new retail customers; aggressive pricing by our competitors; as well as whether maintaining and developing positive relationships with key retail customers. In addition, our products are primarily consumables and, as such, they experience a replenishment cycle.

Our Service Segment revenue consists of providing veterinary services to consumers and selling products to the consumer in conjunction with those services.  The customer generally renders payment at the time the service is provided.  Services Segment revenue is dependent on the number of clinics and wellness centers we run and the number of pets we see in our clinics and wellness centers.

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

Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased and owned manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products predominately on a dollar-per-unit basis. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven by the extent of value-added products and services we render with the distributed product. Gross profit in the services segment is driven by the number of pets that seek services in the individual clinics and wellness centers due to the relatively fixed cost nature of operating the clinic or wellness center.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandizing expenses, advertising and marketing expenses, rent and lease expenses, information technology (“IT”) and utilities expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. Selling, general and administrative expenses as a percentage of net sales have increased to 18.3% in 2021 from 17.7% in 2020. The increase in selling, general and administrative expenses in 2021 compared to 2020 was primarily driven by increased marketing and selling costs as a result of supporting our proprietary brands, notably Capstar, which was purchased in July 2020, incremental amortization expense on the newly acquired intangible assets for the full year, and general growth in corporate services to correspond with the growth in the Company, partially offset by a decrease in acquisition and integration costs.

Our advertising and marketing expenses primarily consist of digital marketing (e.g. social, display and search, etc.), online video and Streaming TV, e-mail, in-store merchandising and trade shows in an effort to build awareness and drive demand for our products and services. These expenses may vary from quarter to quarter but are typically higher in the second and third quarters. Our Product Segment focuses on promoting PetArmor direct-to-consumer, supported by trade promotions and merchandising. Our Services Segment focuses on promoting our veterinary services direct-to-consumer, geo-targeted around our retail locations, supported by in-store signage. We generally expect our marketing expenses to increase commensurate with increases in revenue and market share for both segments. In 2022 the Company is planning to increase advertising and marketing expenses at a rate in excess of the rate of anticipated sales growth in order to invest in our own manufactured brands.

As noted above, we experience seasonality in the form of increased demand for our flea and tick product offerings in the first half of the year, both leading up to and throughout the spring and summer seasons and, as a result, the sales and merchandizing expenses component of our selling, general and administrative expenses generally increases during this period due to promotional spending relating to our flea and tick product lines.

Net (Loss) Income

Our net (loss) income for future periods will be affected by the various factors described above. In addition, our historical results are impacted by Opco’s status as a pass-through entity for U.S. federal income tax purposes and our ownership percentage of Holdco. During 2020, we recorded a valuation allowance which effectively removed our deferred tax assets based on the likelihood of realization.  Improved profitability could reverse that allowance, resulting in significant swings in net (loss) income.  Our tax expense is impacted by our structure and, as a result, we expect our tax expense to fluctuate on a quarterly basis depending on the number of Exchanges that occur during each period.

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

Results of Operations

The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Years ended December 31,			% of Net Sales for the Years ended December 31,
$'s in 000's	2021	2020	2019	2021	2020	2019
Product sales	$825,395	$725,705	$617,118	88.5%	93.0%	87.0%
Services revenue	107,133	54,346	92,313	11.5%	7.0%	13.0%
Total net sales	932,528	780,051	709,431	100.0%	100.0%	100.0%
Cost of products sold	646,402	584,401	530,031	69.3%	74.9%	74.7%
Cost of services	99,733	60,462	72,017	10.7%	7.8%	10.2%
Total cost of sales	746,135	644,863	602,048	80.0%	82.7%	84.9%
Gross profit	186,393	135,188	107,383	20.0%	17.3%	15.1%
Selling, general and administrative expenses	170,521	138,375	103,200	18.3%	17.7%	14.5%
Contingent note revaluation loss	—	—	7,320	—%	—%	1.0%
Operating income (loss)	15,872	(3,187)	(3,137)	1.7%	(0.4)%	(0.4)%
Interest expense, net	24,696	22,807	14,495	2.6%	2.9%	2.0%
Foreign currency (gain) loss, net	159	(109)	151	0.0%	(0.0)%	0.0%
Loss on debt extinguishment	5,453	—	—	0.6%	—%	—%
Other income, net	(1,922)	(571)	(172)	(0.2)%	(0.1)%	(0.0)%
Total other expense, net	28,386	22,127	14,474	3.0%	2.8%	2.0%
Pretax net loss	(12,514)	(25,314)	(17,611)	(1.3)%	(3.2)%	(2.5)%
Income tax benefit (expense)	(3,869)	(60,413)	3,309	(0.4)%	(7.7)%	0.5%
Net loss	$(16,383)	$(85,727)	$(14,302)	(1.8)%	(11.0)%	(2.0)%

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

Net sales

Consolidated Net Sales

Consolidated net sales increased approximately $152.5 million, or 20%, to $932.5 million for the year ended December 31, 2021, compared to $780.1 million for the year ended December 31, 2020. This increase was driven by growth in distributed and manufactured products.  Additionally the Services segment grew revenue significantly on reduced impact from the COVID-19 pandemic.

Products Segment

Product sales increased approximately $99.7 million, or 14%, to $825.4 million for the year ended December 31, 2021, compared to $725.7 million for the year ended December 31, 2020. This increase was driven by accelerated growth in distributed products, as well as growth in manufactured products, particularly Capstar, which was purchased in the middle of 2020.

Services Segment

Service revenue increased approximately $52.8 million, or 97%, from $54.3 million to $107.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Same-store sales increased approximately $36.6 million, or 81%, to $82.0 million for the year ended December 31, 2021, compared to $45.4 million for the year ended December 31, 2020. The increase in same-store sales was driven by reduced impact from COVID-19 related closures in 2021 as compared to 2020. Non same-store sales increased approximately $16.2 million, or 180%, to $25.2 million for the year ended December 31, 2021, compared to $9.0 million for the year ended December 31, 2020. The increase in non same-store sales was a result of opening 98 additional wellness centers in 2021, as well as the maturation of clinics that have not been open for six quarters, partially offset by wellness centers maturing into the same store sales category.  Services revenue has rebounded to nearly the levels seen prior to the COVID-19 pandemic, although the Company is continuing to experience unplanned clinic closures due to absenteeism.

Gross profit

Gross profit increased by approximately $51.2 million, or 38%, to $186.4 million for the year ended December 31, 2021, compared to $135.2 million for the year ended December 31, 2020. This increase is largely due to the increase in sales of manufactured products within our product segment which carry a higher margin than our distributed product sales.  Increase in manufactured products was positively impacted by sale of products acquired as part of the Capstar acquisition in 2020.  Additionally, our services segment contributed to our gross profit increase due to improvements in operations as COVID-19 related closures lessened during 2021.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $32.1 million, or 23%, to $170.5 million for the year ended December 31, 2021, compared to $138.4 million for the year ended December 31, 2020. As a percentage of net sales, G&A increased from approximately 17.7% in 2020 to 18.3% in 2021, driven by additional sales and marketing costs to support our brands, incremental amortization expense on the newly acquired intangible assets and general growth in corporate services to correspond with the growth in the Company, partially offset by a decrease in acquisition and integration costs.

Products Segment

Products segment SG&A increased approximately $6.9 million, or 23%, to $37.5 million for the year ended December 31, 2021, compared to $30.5 million for the year ended December 31, 2020. This increase was driven primarily by selling and marketing costs to promote sales growth in our own brands.

Services Segment

Services segment SG&A increased approximately $8.7 million, or 52%, to $25.5 million for the year ended December 31, 2021, compared to $16.8 million for the year ended December 31, 2020. This increase was primarily driven by higher variable selling costs such as host fees to partners and credit card fees, which are typically based on a percentage of sales.  Additionally the Company has increased marketing spend to support opening new wellness centers.  As a percentage of Service Revenue G&A decreased from 31% to 24% as sales growth outpaced the growth in SG&A.

Unallocated Corporate

Unallocated corporate G&A increased $16.5 million, or 18% to $107.6 million for the year ended December 31, 2021, from $91.1 million for the year ended December 31, 2020.  The increase is the result of the following:

◾	Higher amortization of $8.6 million on the inclusion of the 2020 intangible asset acquisitions for the full year;
◾	Additional corporate compensation of approximately $5.0 million;
◾	Increased research and development expense of approximately $3.7 million;
◾	Increased corporate marketing of approximately $3.0 million;
◾	Increases above were partially offset by lower litigation and settlement costs, professional fees, and other miscellaneous costs.

Other expenses

Interest expense, net, increased $1.9 million, to $24.7 million for the year ended December 31, 2021, compared to $22.8 million for the year ended December 31, 2020. This increase was driven by additional debt including the Convertible Notes entered into during May 2020 that were outstanding for the full year in 2021 which were outstanding for outstanding for only part of the year in 2020, partially, offset by lower interest rates on the Company’s new credit agreements entered into in April 2021. Additionally the loss on debt extinguishment of $5.5 million in 2021 had no comparable event in 2020.

Pre-tax net loss

As a result of the factors described above, pre-tax net loss decreased $12.8 million to a pre-tax net loss of $12.5 million for the year ended December 31, 2021 compared to a pre-tax net loss of $25.3 million for the year ended December 31, 2020.

Tax (expense) benefit

As a result of continued exchanges by Continuing LLC Owners of LLC Interests and Class B common shares, the Company now owns approximately 99.1% of Holdco with the LLC Interests not held by the Company considered non-controlling interest. Holdco is treated as a partnership for income tax reporting. Holdco’s members, including the Company, are liable for federal, state, and local income taxes based on their share of Holdco’s taxable income.

Income tax (expense) benefit totaled (30.9%) and (238.7%) of pretax earnings for the years ended December 31, 2021 and 2020, respectively. The tax rate is affected primarily by the changes in valuation allowance during the year ended December 31, 2021 and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year.

Segment Adjusted EBITDA

Products Segment

Products segment Adjusted EBITDA increased approximately $32.1 million, or 27.4%, to $149.3 million for the year ended December 31, 2021, compared to $117.2 million for the year ended December 31, 2020. The significant growth in Products segment Adjusted EBITDA relates to significant sales growth of manufactured products, primarily Capstar branded products, as well as growth of distributed items.

Services Segment

Services segment Adjusted EBITDA increased approximately $8.3 million, or 245%, to $11.7 million for the year ended December 31, 2021, compared to $3.4 million for the year ended December 31, 2020. Services segment earnings are impacted by the Company’s growth strategy of opening new wellness centers and the impact of the Company’s same store portfolio, discussed further below under “Consolidated Non-GAAP Financial Measures”. Services segment Adjusted EBITDA was significantly impacted by the COVID-19 closures in 2020.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources, information technology, and headquarters expenses, as well as executive and incentive compensation expenses and other miscellaneous costs. Unallocated corporate costs have primarily grown due to the growth in the size of the Company, including adding to administrative headcount through acquisitions, as well as headquarters growth to support the Company’s growth. Adjustments to unallocated corporate expenses include costs related to specific events, such as acquisition expenses, and integration costs. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.

The following tables reconcile segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Year ended December 31, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$144,730	$(17,927)	$(139,317)	$(12,514)
Adjustments:
Depreciation	3,857	6,510	3,999	14,366
Interest, net	—	—	24,696	24,696
Amortization	—	—	22,336	22,336
Acquisition costs(1)	—	—	92	92
Stock based compensation expense	—	—	9,428	9,428
Non same-store adjustment(2)	—	23,159	—	23,159
Integration costs and costs of discontinued clinics(3)	734	—	(876)	(142)
Litigation expenses	—	—	4,105	4,105
CFO Transition	—	—	928	928
Loss on debt extinguishment and related costs	—	—	6,438	6,438
Adjusted EBITDA	$149,321	$11,742	$(68,171)	$92,892

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services Segment wellness centers with less than six full quarters of operating results, and also include pre-opening expenses.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Additionally in 2021 integration costs include a gain on the sale of the Company’s former headquarters building.

$'s in 000's	Year ended December 31, 2020
December 31, 2020	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$112,027	$(22,839)	$(114,502)	$(25,314)
Adjustments:
Depreciation	4,810	3,775	3,497	12,082
Interest, net	—	—	22,807	22,807
Amortization	—	—	12,815	12,815
Acquisition costs(1)	—	—	2,620	2,620
Stock based compensation expense	—	—	9,170	9,170
Non same-store adjustment(2)	—	16,354	—	16,354
Integration costs and costs of discontinued clinics(3)	—	—	9,776	9,776
Litigation expenses	—	—	1,006	1,006
COVID-19 related costs(4)	379	6,097	—	6,476
Adjusted EBITDA	$117,216	$3,387	$(52,811)	$67,792

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2)	Non same-store revenue and costs relate to our Services Segment wellness centers with less than six full quarters of operating results, and also include pre-opening expenses.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.

(4)	Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	For the years ended
	December 31, 2021	December 31, 2020	December 31 2019
Net loss	$(16,383)	(85,727)	$(14,302)
Plus:
Tax expense (benefit)	3,869	60,413	(3,309)
Depreciation	14,366	12,082	9,139
Amortization	22,336	12,815	5,994

Interest	24,696	22,807	14,495
EBITDA	$48,884	$22,390	$12,017
Acquisition costs(1)	92	2,620	6,147
Integration costs and costs of discontinued clinics(2)	(142)	9,776	3,788
Loss on debt extinguishment and related costs	6,438	—	—
SKU rationalization(3)	—	—	6,482
Purchase accounting adjustment to inventory	—	—	4,805
Stock based compensation expense	9,428	9,170	7,355
Fair value adjustment of contingent note(4)	—	—	7,320
Non same-store adjustment(5)	23,159	16,354	12,232
Litigation expenses	4,105	1,006	529
COVID-19 related costs(6)	—	6,476	—
CFO Transition	928	—	—
Adjusted EBITDA	$92,892	$67,792	$60,675

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and costs related to completed and contemplated acquisitions.
(2)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. These costs are primarily in the Products segment and the corporate segment for personnel costs, legal and consulting expenses, and IT costs.
(3)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.
(4)	Fair value adjustment on the contingent note represents the non cash adjustment to mark the 2019 Contingent Note to fair value.
(5)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full quarters of operating results, includes pre-opening expenses.
(6)	Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2021 and December 31, 2020, our cash and cash equivalents were $79.4 million and $33.5 million, respectively. As of December 31, 2021, we had an unused revolving credit facility with availability of $125.0 million, $298.5 million outstanding under a term loan, $143.8 million of outstanding 4.0% Convertible Senior Notes due 2026 (the “Notes”), and $23.5 million in other debt. The debt agreements bear interest at rates between 2.1% and 4.75%.

Our primary cash needs are for working capital and to support our growth plans, which may include acquisitions. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics that is currently ongoing or the construction of new corporate headquarters, which was completed in 2021. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing Product net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of December 31, 2021 and December 31, 2020, we had working capital (current assets less current liabilities) of $200.5 million and $141.2 million, respectively.

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

Cash Flows

Cash provided by or used in Operating Activities

Net cash provided by operating activities was $23.8 million for the year ended December 31, 2021, compared to $4.6 million used in operating activities for the year ended December 31, 2020. The change in operating cash flows primarily reflects higher pre-tax earnings, lower non-cash items primarily due to the lower deferred tax adjustment, and improvement in cash used in working capital. Working capital changes are driven by lower growth in accounts receivable, lower inventory due to timing and composition of expected sales in 2022, partially offset by reduction in accounts payable changes.

Cash used in Investing Activities

Net cash used in investing activities was $26.1 million for the year ended December 31, 2021, compared to $118.0 million for the year ended December 31, 2020. The decrease in net cash used in investing activities is primarily a result of the acquisition of Capstar® in the prior year with no similar acquisition occurring in 2021, partially offset by increased purchase of property, plant, and equipment, primarily to support the launch of additional wellness centers and the construction of the new corporate headquarters.

Cash provided by Financing Activities

Net cash provided by financing activities was $48.3 million for the year ended December 31, 2021, compared to $128.8 million in net cash provided by financing activities for the year ended December 31, 2020. The change in cash provided by financing activities is primarily driven by the Company’s issuance of Notes and the purchase of capped call options to finance the Capstar Acquisition in the prior year with only the refinance transaction occurring in 2021.

Description of Indebtedness

For a discussion of our “Indebtedness,” refer to Note 5 – “Debt” in the notes to our audited consolidated financial statements of this Annual Report.

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

While our significant accounting policies are described in the notes to our financial statements appearing in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In the event that it is determined that an asset is not more likely than not to be realized, a valuation allowance is recorded against the asset.  Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.  In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made.  Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made. The Company has assessed the realizability of the net deferred tax assets as of December 31, 2021 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets will not be realized and has recorded a valuation allowance. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our ABL Facility and Term Loan B are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2021, we had variable rate debt of approximately $300.0 million under our ABL Facility and Term Loan B. An increase of 1% would have increased our interest expense for the year ended December 31, 2021 by approximately $2.8 million.

Item 8 – Financial Statements and Supplementary Data

KPMG LLP Suite 600 205 North 10th Street Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

PetIQ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2021 due to the adoption of Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Tble of Contents

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of deferred tax assets recorded for exchange transactions

As discussed in Note 7 to the consolidated financial statements, the Company holds an economic interest in PetIQ Holdings, LLC (“Holdco”) and consolidates the financial position and results of Holdco. The Company is the sole managing member of Holdco. Holdco is treated as a partnership for U.S. federal income tax purposes with the remaining partners of Holdco (the “LLC Owners”) owning a non-controlling interest. The LLC Owners have an exchange right which grants them the right to exchange a Holdco partnership interest and a PetIQ Class B Common Stock share for a PetIQ Class A Common Stock share. Upon such an exchange, the Company is treated as purchasing an additional interest in Holdco from the LLC Owners in a taxable exchange which generates deferred tax assets as a result of an increase in tax basis for the Company.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the deferred tax calculation. This included the internal control over the Company’s calculation of the deferred tax assets generated in exchange transactions. We involved tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax law for the exchanges, including:

●	Evaluating the Company’s application of income tax law related to the tax basis in the interest acquired from the LLC Owners in exchange transactions
●	Performing an independent calculation of the tax basis in the interest acquired from the LLC Owners in exchange transactions and comparing it to the Company’s calculation.

We have served as the Company’s auditor since 2014.

Boise, Idaho

March 1, 2022

Tble of Contents

PetIQ, Inc.

Consolidated Balance Sheets

(In 000’s except for per share amounts)

		As adjusted (Note1)
	December 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$79,406	$33,456
Accounts receivable, net	113,947	102,755
Inventories	96,440	97,773
Other current assets	8,896	8,312
Total current assets	298,689	242,296
Property, plant and equipment, net	76,613	63,146
Operating lease right of use assets	20,489	20,122
Other non-current assets	2,024	1,870
Intangible assets, net	190,662	213,000
Goodwill	231,110	231,158
Total assets	$819,587	$771,592
Liabilities and equity
Current liabilities
Accounts payable	$55,057	$68,131
Accrued wages payable	12,704	10,540
Accrued interest payable	3,811	903
Other accrued expenses	11,680	8,815
Current portion of operating leases	6,500	4,915
Current portion of long-term debt and finance leases	8,350	7,763
Total current liabilities	98,102	101,067
Operating leases, less current installments	14,843	15,789
Long-term debt, less current installments	448,470	403,591
Finance leases, less current installments	2,493	3,338
Other non-current liabilities	459	1,397
Total non-current liabilities	466,265	424,115
Equity
Additional paid-in capital	368,006	319,642
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,139 and 25,711 shares issued and outstanding, respectively	29	26
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 272 and 3,040 shares issued and outstanding, respectively	—	3
Accumulated deficit	(114,525)	(98,558)
Accumulated other comprehensive loss	(684)	(686)
Total stockholders' equity	252,826	220,427
Non-controlling interest	2,394	25,983
Total equity	255,220	246,410
Total liabilities and equity	$819,587	$771,592

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Operations

(In 000’s except for per share amounts)

	For the Year Ended December 31,
				As adjusted (Note1)
	2021		2020		2019

Product sales		$825,395		$725,705		$617,118
Services revenue		107,133		54,346		92,313
Total net sales		932,528		780,051		709,431
Cost of products sold		646,402		584,401		530,031
Cost of services		99,733		60,462		72,017
Total cost of sales		746,135		644,863		602,048
Gross profit		186,393		135,188		107,383
Operating expenses
Selling, General and administrative expenses		170,521		138,375		103,200
Contingent note revaluation loss		—		—		7,320
Operating (loss) income		15,872		(3,187)		(3,137)
Interest expense, net		24,696		22,807		14,495
Foreign currency (gain) loss, net		159		(109)		151
Loss on debt extinguishment		5,453		—		—
Other (expense), net		(1,922)		(571)		(172)
Total other expense, net		28,386		22,127		14,474
Pretax net loss		(12,514)		(25,314)		(17,611)
Income tax benefit (expense)		(3,869)		(60,413)		3,309
Net loss		(16,383)		(85,727)		(14,302)
Net loss attributable to non-controlling interest		(416)		(3,072)		(2,849)
Net loss attributable to PetIQ, Inc.		$(15,967)		$(82,655)		$(11,453)

Net loss per share attributable to PetIQ, Inc. Class A common stock
Basic	$	($ 0.57)	$	($ 3.36)	$	($ 0.51)
Diluted	$	($ 0.57)	$	($ 3.36)	$	($ 0.51)
Weighted average shares of Class A common stock outstanding
Basic		28,242		24,629		22,652
Diluted		28,242		24,629		22,652

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Comprehensive Loss

($’s in 000’s)

	For the Year Ended December 31,
		As adjusted (Note1)
	2021	2020	2019
Net loss income	$(16,383)	$(85,727)	$(14,302)
Foreign currency translation adjustment	(65)	363	366
Comprehensive loss	(16,448)	(85,364)	(13,936)
Comprehensive loss attributable to non-controlling interest	(417)	(3,049)	(2,777)
Comprehensive loss attributable to PetIQ	$(16,031)	$(82,315)	$(11,159)

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
		As adjusted (Note1)
	2021	2020	2019
Cash flows from operating activities
Net loss	$(16,383)	$(85,727)	$(14,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization of intangible assets and loan fees	39,300	27,483	16,509
Loss on debt extinguishment	5,453	—	—
Gain on disposition of property, plant, and equipment	(1,183)	(238)	(189)
Stock based compensation expense	9,428	9,170	7,355
Deferred tax adjustment	3,487	59,708	(3,458)
Termination of supply agreement	—	7,801	—
Contingent note revaluation	—	—	7,320
Other non-cash activity	233	164	405
Changes in assets and liabilities
Accounts receivable	(11,197)	(31,652)	(14,123)
Inventories	1,283	(17,846)	30,448
Other assets	(1,380)	556	(1,619)
Accounts payable	(12,131)	17,435	(7,595)
Accrued wages payable	2,194	1,424	2,800
Other accrued expenses	4,663	7,121	(2,718)
Net cash provided by (used in) operating activities	23,767	(4,601)	20,833
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	5,132	442	340
Purchase of property, plant, and equipment	(31,270)	(22,392)	(10,276)
Purchase of Capstar and related intangibles	—	(96,072)	—
Business acquisitions (net of cash acquired)	—	—	(185,090)
Net cash used in investing activities	(26,138)	(118,022)	(195,026)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	143,750	—
Payment for Capped Call options	—	(14,821)	—
Proceeds from issuance of long-term debt	642,568	837,675	818,387
Principal payments on long-term debt	(597,071)	(838,073)	(676,509)
Payment of financing fees on Convertible Notes	—	(5,884)	—
Tax distributions to LLC Owners	(70)	(47)	(1,686)
Principal payments on finance lease obligations	(1,926)	(1,965)	(1,547)
Payment of deferred financing fees and debt discount	(7,656)	(550)	(5,790)
Tax withholding payments on Restricted Stock Units	(937)	(595)	(114)
Exercise of options to purchase class A common stock	13,426	9,274	2,318
Net cash provided by financing activities	48,334	128,764	135,059
Net change in cash and cash equivalents	45,963	6,141	(39,134)
Effect of exchange rate changes on cash and cash equivalents	(13)	43	46
Cash and cash equivalents, beginning of period	33,456	27,272	66,360
Cash and cash equivalents, end of period	$79,406	$33,456	$27,272

See accompanying notes to the consolidated financial statements.

Tble of Contents

PetIQ, Inc.

Consolidated Statements of Cash Flows

($’s in 000’s)

	For the Year Ended December 31,
Supplemental cash flow information	2021	2020	2019
Interest paid	$19,189	$19,402	$13,632
Net change in property, plant, and equipment acquired through accounts payable	735	279	(1,814)
Finance lease additions	1,191	2,019	3,006
Net change of deferred tax asset from step-up in basis	3,348	—	12,381
Income taxes paid, net of refunds	418	130	249
Accrued tax distribution	7	(434)	786
Issuance of note for termination, settlement, and asset acquisition agreement	—	17,487	—
Purchase of intangible assets from note issuance	—	(9,686)	—

See accompanying notes to the consolidated financial statements.

PetIQ, Inc.

Consolidated Statements of Stockholders’ Equity

(In 000’s)

		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2019	$(4,450)	$(1,316)	21,620	$22	6,547	$7	$262,219	$64,496	$320,977
Exchange of LLC Interests held by LLC Owners	—	(109)	1,794	1	(1,794)	(1)	17,299	(17,190)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	12,381	—	12,381
Accrued tax distributions	—	—	—	—	—	—	—	(786)	(786)
Other comprehensive income	—	294	—	—	—	—	—	72	366
Stock based compensation expense	—	—	—	—	—	—	5,902	1,453	7,355
Exercise of Options to purchase Common Stock	—	—	119	—	—	—	2,318	—	2,318
Issuance of stock vesting of RSU's	—	—	21	—	—	—	—	—	—
Net (loss)	(11,453)	—	—	—	—	—	—	(2,849)	(14,302)
Balance - December 31, 2019	$(15,903)	$(1,131)	23,554	$23	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	105	1,712	2	(1,712)	(2)	15,725	(15,830)	—
Payment for capped call share options	—	—	—	—	—	—	(12,803)	(2,018)	(14,821)
Accrued tax distributions	—	—	—	—	—	—	—	434	434
Other comprehensive income	—	340	—	—	—	—	—	23	363
Stock based compensation expense	—	—	—	—	—	—	7,921	1,249	9,170
Exercise of Options to purchase Common Stock	—	—	395	—	—	—	9,274	—	9,274
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	50	—	—	—	(595)	—	(595)
Net (loss)	(82,655)	—	—	—	—	—	—	(3,072)	(85,727)
Balance - December 31, 2020 As adjusted (Note 1)	$(98,558)	$(686)	25,711	$26	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	66	2,768	3	(2,768)	(3)	23,531	(23,597)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	3,235	113	3,348
Accrued tax distributions	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	(64)	—	—	—	—	—	(1)	(65)
Stock based compensation expense	—	—	—	—	—	—	9,109	319	9,428
Exercise of Options to purchase common stock	—	—	583	—	—	—	13,426	—	13,426
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	77	—	—	—	(937)	—	(937)
Net (loss)	(15,967)	—	—	—	—	—	—	(416)	(16,383)
Balance - December 31, 2021	$(114,525)	$(684)	29,139	$29	272	$—	$368,006	$2,394	$255,220

Note that certain figures shown in the table above may not recalculate due to rounding.

See accompanying notes to the consolidated financial statements.

Notes to the consolidated financial statements

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principals of Consolidation

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national veterinarian service platform operates in over 2,900 retail partner locations in 42 states providing cost effective and convenient veterinary wellness services.  PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

PetIQ has two reporting segments: (i) Products; and (ii) Services. The Products segment consists of the manufacturing and distribution business. The Services segment consists of veterinary services, and related product sales, provided by the Company directly to consumers.

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

A portion of the purchase price for the acquisition of Community Veterinary Clinics, LLC d/b/a VIP Petcare (“VIP” and such acquisition, the “VIP Acquisition”) was structured in the form of Contingent Notes.

The Contingent Notes began bearing interest at a fixed rate of 6.75%, with the balance payable July 17, 2023.  The Company fully repaid the Contingent Notes as part of the refinance activity described in Note 5 – Debt.

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

Other receivables consists of various receivables due from vendors, banking partners, and government agencies.

Accounts receivable consists of the following as of:

$'s in 000's	December 31, 2021	December 31, 2020
Trade receivables	$108,049	$96,381
Other receivables	6,405	7,094
	114,454	103,475
Less: Allowance for doubtful accounts	(507)	(720)
Total accounts receivable, net	$113,947	$102,755

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

$'s in 000's	December 31, 2021	December 31, 2020
Raw materials	$16,564	$15,761
Work in progress	1,650	2,273
Finished goods	78,226	79,739
Total inventories	$96,440	$97,773

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

Depreciation and amortization is provided using the straight-line method, based on estimated useful lives of the assets, except for leasehold improvements and finance leased assets which are depreciated over the shorter of the expected useful life or the lease term. Depreciation and amortization expense is recorded in cost of sales and selling, general and administrative expenses in the consolidated statements of operations, depending on the use of the asset. The estimated useful lives of property, plant, and equipment are as follows:

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

No impairment charge was recorded for the years ended December 31, 2021, 2020, and 2019.

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

Effective January 1, 2021, we adopted ASU 2020-06 using the full retrospective approach. As a result of this adoption, we have de-recognized the equity component of the Notes and therefore no longer recognize any amortization of that component as interest expense (see below, Adopted Accounting Standard Update).

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

Revenue for services is recognized over time as the service is delivered, typically over a single day. Payment is typically rendered at the time of service. Customer contracts generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data.  The Company began offering subscription based veterinary service plans called Smart Care Plans to customers of the Services segment in 2021, however total activity during the year ended December 31, 2021 was immaterial.

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2021 and 2020.

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

Shipping and other costs

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in the cost of sales. This includes shipping and handling costs after control over a product has transferred to a customer.

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s consolidated balance sheets.

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

Contract balances

Contract asset and liability balances as of December 31, 2021 and 2020 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.

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

Research and Development and Advertising Costs

Research and development and advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs amounted to $8.0 million, $2.3 million, and $1.3 million and advertising costs were $16.2 million, $10.1 million, and $4.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Collaboration Agreements

Through the Perrigo Animal Health Acquisition, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. During the year ended December 31, 2021, the Company opted out of the arrangement for two of the product formulations, which reduced the amount potentially payable under the agreement. The Company may make payments of up to $5.3 million over the course of the next several years contingent on achievement of certain development and regulatory approval milestones on the remaining product formulation in development. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that this product will be approved by the U.S. Food and Drug Administration (“FDA”) on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in selling, general and administrative expenses on the consolidated statements of operations. The Company accrued $2.0 million in research and development expense within accounts payable in the consolidated balance sheets related to the agreement as a milestone was determined to be probable during the year ended December 31, 2021.  There were no expenses incurred under the agreement for the periods ended December 31, 2020 and 2019.

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

Interest expense, net

Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) unused line fees, (iii) amortization of deferred loan fees and discounts, (iv) finance lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets. Interest expense was $24.7 million, $22.8 million, and $14.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, offset by $0.0 million, $0.0 million, and $0.4 million of interest income, respectively.

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

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to PetIQ, Inc. by the weighted average shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to PetIQ, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on loss per share. See Note 8 for further discussion.

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

On January 1, 2021, we adopted the ASU using the full retrospective method.  Under the full retrospective method, the prior period consolidated financial statements have been retrospectively adjusted to reflect the adoption of the accounting standard in those periods.  The adoption did not impact the year ended December 31, 2019 as the Company did not have any applicable instruments outstanding.  The following tables show the impact of the adoption on our consolidated balance sheet and consolidated statement of operations.

		December 31, 2020	ASU 2020-06	December 31, 2020
		As reported	Adjustment	As adjusted
Liabilities
	Long-term debt, less current installments	$355,979	$47,612	$403,591
Stockholders' Equity
	Additional Paid-in Capital	356,442	(36,800)	319,642
	Non-controlling Interest	31,614	(5,631)	25,983
	Accumulated Deficit	(93,377)	(5,181)	(98,558)

		For the Year Ended
		December 31, 2020	ASU 2020-06	December 31, 2020
		As reported	Adjustment	As adjusted

	Interest expense, net	$26,299	$(3,492)	$22,807
	Tax expense	(52,216)	(8,197)	(60,413)

Net loss		(81,022)	(4,705)	(85,727)

Note 2 – Business Combination and Asset Acquisition

Capstar ® (nitenpyram) Acquisition

On July 31, 2020 the Company completed the acquisition of Capstar® and CapAction® and related assets (the “Capstar Acquisition”) from Elanco US Inc. for $95 million, plus the cost of certain outstanding finished goods inventory in saleable condition, using cash on hand as a result of the issuance of the 4.00% Convertible Senior Notes due 2026 (the “Notes”) in May 2020, See Note 5 – “Debt”

The Capstar Acquisition was accounted for as an asset acquisition and certain transaction related costs of approximately $1.0 million were included in the cost of the acquired assets. The fair value assigned to trade names was based on the income approach using a relief from royalty methodology that assumes that the fair value of a trade name can be measured by estimating the cost of licensing and paying a royalty fee for the trade name that the owner of the trade name avoids. The estimated fair value of customer relationship was determined using an income approach, specifically a discounted cash flow analysis. The rate utilized to discount net cash flows to their present values was approximately 15% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The fair value assigned to patents and processes was determined based on the income approach. The purchased assets are identified below:

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

Supplier Termination, Settlement and Asset Purchase Agreement:

During July 2020, the Company entered into a Termination, Settlement and Asset Purchase Agreement (“Agreement”) with a supplier who alleged PetIQ had breached its supply agreement due to the acquisition of Perrigo Animal Health. The Agreement called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter. The Agreement terminated the supply agreement that was previously in place, settled all outstanding claims and operations, and allowed PetIQ to purchase certain intellectual property related assets. The Company has estimated the fair value of the payment obligation as $17.5 million, and determined the fair value of the acquired assets to be $9.7 million. The assets acquired are included within the patents and processes intangible assets category and will be amortized over 10 years. The assets were valued using the relief from royalty method. The remainder of the obligation is considered to be a payment to settle the alleged breach of the supply agreement, the termination expense is included in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2020. The obligation is considered debt and is included in debt on the consolidated balance sheet. See Note 5 – “Debt” for additional information.

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment consists of the following at:

$'s in 000's	December 31, 2021	December 31, 2020
Leasehold improvements	$26,341	$19,709
Equipment	26,414	25,664
Vehicles and accessories	7,339	7,110
Computer equipment and software	15,418	10,858
Buildings	23,302	10,168
Furniture and fixtures	3,877	2,347
Land	8,934	7,067
Construction in progress	5,077	11,331
	116,702	94,254
Less accumulated depreciation	(40,089)	(31,108)
Total property, plant, and equipment	$76,613	$63,146

Depreciation and amortization expense related to these assets total $14.4 million, $12.1 million, and $9.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.  Depreciation for the year ended December 31, 2021 includes approximately $2.0 million of accelerated depreciation related to assets with shortened useful lives.

Note 4 – Intangible Assets and Goodwill

Intangible assets consist of the following at:

$'s in 000's	Useful Lives	December 31, 2021	December 31, 2020
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,167	160,178
Patents and processes	5-10 years	14,843	14,905
Brand names	5-15 years	24,731	24,740
Total amortizable intangibles		200,091	200,173
Less accumulated amortization		(44,438)	(25,984)
Total net amortizable intangibles		155,653	174,189
Non-amortizable intangibles
Trademarks and other		33,341	33,341
In-process research and development		1,668	5,470
Intangible assets, net of accumulated amortization		$190,662	$213,000

Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $22.3 million, $12.8 million, and $6.0 million, respectively.

The in-process research and development (“IPRD”), intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell products that the Company has acquired which has not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. In the event that the efforts are not successful, the Company will write off the relevant IPRD in the period in which it is no longer considered feasible.  During the year ended December 31, 2021, the Company opted out of two of the acquired projects, effectively abandoning the associated research and development efforts.  Accordingly, the Company wrote off the associated IPRD assets of $3.8 million, with the expense recorded as amortization expense included in selling, general, and administrative expenses on the consolidated statement of operations.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2022	17,966
2023	16,921
2024	14,554
2025	13,893
2026	13,303
Thereafter	79,016

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020.

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2020	183,781	47,264	231,045
Foreign currency translation	113	—	113
Goodwill as of December 31, 2020	183,894	47,264	231,158
Foreign currency translation	(48)	—	(48)
Goodwill as of December 31, 2021	$183,846	$47,264	$231,110

Note 5 – Debt

On April 13, 2021, the Company entered into the ABL Facility and the Term Loan B (each as defined below), which replaced both the Amended Revolving Credit Agreement and A&R Term Loan Agreement as well as fully repaid $27.5 million of the Notes Payable – VIP Acquisition (as defined below).

As part of the termination of the Amended Revolving Credit Agreement and the A&R Term Loan Credit agreement, and the repayment in full of the Notes Payable – VIP Acquisition, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in selling, general and administrative expenses.

Senior Secured Asset-Based Revolving Credit Facility – ABL

On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. The rate at December 31, 2021 was 2.37%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL Facility is secured by substantially all the assets of PetIQ Holdings, LLC and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to such first-priority security interest, “ABL Priority Collateral”), and a second-priority security interest in all other personal and real property of PetIQ Holdings, LLC and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of PetIQ Holdings, LLC and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

Senior Secured Term Loan Facility – Term Loan B

On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or LIBOR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of LIBOR loans. LIBOR rates are subject to a 0.50% floor. The interest rate at December 31, 2021 was 4.25%. The Term Loan B requires quarterly amortization payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

The Term Loan B is secured by substantially all the assets of PetIQ Holdings, LLC and its wholly-owned domestic subsidiaries, including a first-priority security interest in Term Priority Collateral and a second-priority security interest in ABL Priority Collateral, in each case, subject to customary exceptions. The Term Loan B contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of PetIQ Holdings, LLC and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

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

The fair value of the Notes was $169.0 million as of December 31, 2021. The estimated fair value of the Notes is based on market rates at the closing trading price of the Convertible Notes as of December 31, 2021 and is classified as Level 2 in the fair value hierarchy.

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

Amended & Restated Credit Agreement

OpCo entered into an Amended Revolving Credit Agreement on July 8, 2019 (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement provided for a secured revolving credit facility of $125 million that matured on July 8, 2024. The borrowers under the Amended Revolving Credit Facility incurred fees between 0.375% and 0.50% as unused facility fees, dependent on the aggregate amount borrowed. On May 14, 2020, the Company amended the Amended Revolving Credit Agreement to allow for the Notes described above. Additionally, the amendment instituted a Eurodollar floor of 1% to the agreement.

All obligations under the Amended Revolving Credit Agreement were unconditionally guaranteed by HoldCo and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the Amended Revolving Credit Agreement, and the guarantees of those obligations, were secured by substantially all of the assets of each borrower and guarantor under the Amended Revolving Credit Agreement, subject to certain exceptions.

The Amended Revolving Credit Agreement was fully repaid and terminated in April 2021.

Amended & Restated Term Loan Credit Agreement

OpCo entered into an Amended and Restated Term Loan Credit Agreement on July 8, 2019 (the “A&R Term Loan Credit Agreement”). The $220.0 million A&R Term Loan Credit Agreement had an interest rate equal to the Eurodollar rate plus 5.00%. The A&R Term Loan Credit Agreement called for 1% of the original loan balance to be paid annually via equal quarterly payments, with the balance of the loan due on the sixth anniversary of the agreement.

All obligations under the A&R Term Loan Credit Agreement were unconditionally guaranteed by PetIQ Holdings, LLC and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, were secured by substantially all of the assets of OpCo and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.

The A&R Term Loan Credit Agreement was fully repaid and terminated in April 2021.

General Other Debt

The Company entered into a mortgage with Huntington Bank to finance a commercial building in Eagle, Idaho, in December 2021. The mortgage bears interest at a fixed rate of 2.0% plus LIBOR and utilizes a 10 year amortization schedule with a balloon payment of the balance due at that time.  The rate at December 31, 2021 was 2.10%.

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

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a, VIP Petcare (the “VIP Acquisition”), the Company entered into a guarantee note of $10.0 million and contingent Notes that were subsequently earned. As of December 31, 2020 $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes (collectively, “Notes Payable – VIP Acquisition”) of $27.5 million required quarterly interest payments of 6.75% with the balance payable July 17, 2023.  These Notes Payable – VIP Acquisition were fully repaid in April 2021.

The following represents the Company’s long-term debt as of:

		As adjusted (Note1)
$'s in 000's	December 31, 2021	December 31, 2020
Convertible Notes	$143,750	$143,750
Term loans	298,500	217,250
Revolving credit facility	—	15,000
Notes Payable - VIP Acquisition	—	27,500
Other Debt	23,518	16,257
Net discount on debt and deferred financing fees	(10,418)	(9,947)
	$455,350	$409,810
Less current maturities of long-term debt	(6,880)	(6,219)
Total long-term debt	$448,470	$403,591

Future maturities of long-term debt, excluding net discount on debt and deferred financing fees, as of December 31, 2021, are as follows:

($'s in 000's)
2022	6,880
2023	7,099
2024	7,339
2025	4,600
2026	147,350
Thereafter	292,500

The Company incurred $6.4 million in debt issuance costs related to the Term Loan B, $1.0 million related to the ABL, and $0.2 million related to the new mortgage during the year ended December 31, 2021. The Company incurred debt issuance costs of $0.6 million related to the A&R Credit Agreement and $5.9 million in connection with the Notes during the year ended December 31, 2020. The Company incurred debt issuance costs of $0.7 million during the year ended December 31, 2019 related to the A&R Credit Agreement and $5.1 million related to the A&R Term Loan Credit Agreement.

Note 6 – Leases

The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2022 and 2027.

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

The components of lease expense consists of the following:

	For the Year Ended
$'s in 000's	December 31, 2021	December 31, 2020	December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$2,215	$1,681	$1,441
Interest on lease liabilities	338	315	308
Operating lease cost	5,556	5,831	4,833
Variable lease cost(1)	1,283	1,130	629
Short-term lease cost	13	34	41
Sublease income	(238)	(528)	(452)
Total lease cost	$9,167	$8,463	$6,800

(1)	Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.86	4.41
Finance leases	2.59	2.38
Weighted-average discount rate
Operating leases	4.9%	5.3%
Finance leases	4.6%	5.7%

Annual future commitments under non-cancelable leases as of December 31, 2021, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
2022	$6,951	$1,622
2023	6,139	1,696
2024	4,581	609
2025	3,629	225
2026	2,029	78
Thereafter	56	—
Total minimum future obligations	$23,385	$4,230
Less interest	(2,042)	(267)
Present value of net future minimum obligations	21,343	3,963
Less current lease obligations	(6,500)	(1,470)
Long-term lease obligations	$14,843	$2,493

Supplemental cash flow information:

	For the Year Ended
$'s in 000's	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$338	$315	$308
Operating cash flows from operating leases	3,928	5,668	4,568
Financing cash flows from finance leases	1,926	1,965	1,547
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	5,212	5,105	5,368
Finance leases	1,191	2,019	(3,006)

Note 7 - Income Taxes

The Company is the sole managing member of Holdco. Holdco is treated as a partnership for U.S. federal income tax purposes with the remaining partners of Holdco (the “LLC Owners”) owning a non-controlling interest. The LLC Owners have an exchange right which grants them the right to exchange a Holdco partnership interest and a PetIQ Class B Common Stock share for a PetIQ Class A Common Stock share. Upon such an exchange, the Company is treated as purchasing an additional interest in Holdco from the LLC Owners in a taxable exchange which generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2021, the Company had $82.8M of deferred tax assets associated with these exchanges, which currently have a full valuation allowance against the deferred tax asset. The non-controlling interests totaled approximately 0.9% of the ownership of Holdco as of December 31, 2021. See Note 11 – Non-controlling interests for more information.

HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.

The components of earnings before net loss taxes, determined by tax jurisdiction, are as follows:

	Years Ended December 31
		As adjusted (Note1)
$'s in 000's	2021	2020	2019
United States	$(12,816)	$(25,747)	$(17,953)
Foreign	302	433	342
Total	$(12,514)	$(25,314)	$(17,611)

The provision for income taxes for 2021, 2020, and 2019 consisted of the following:

	Years Ended December 31
		As adjusted (Note1)
$'s in 000's	2021	2020	2019
Current:
Federal	$—	$—	$—
State	323	327	317
Foreign	26	137	17
	$349	$464	$334
Deferred and other:
Federal	2,661	47,048	(2,146)
State	717	12,922	(1,336)
Foreign	142	(21)	(161)
	3,520	59,949	(3,643)
Total income tax expense (benefit)	$3,869	$60,413	$(3,309)

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended December 31
		As adjusted (Note1)
	2021	2020	2019
Income tax expense (benefit) at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	(0.2)	0.6	1.3
Non-controlling interest and nontaxable income	(0.1)	(2.4)	(4.0)
Deferred tax rate changes	1.0	(0.6)	(0.4)
Share-based compensation	6.8	0.6	0.1
Return-to-Provision	(15.7)	(2.3)	0.8
Valuation Allowance	(42.9)	(255.2)	0.4
Other	(0.8)	(0.4)	(0.4)
Effective income tax rate	(30.9)%	(238.7)%	18.8%

Our tax rate is affected primarily by the changes in valuation allowance during the year ended December 31, 2021 and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year.

As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from Holdco. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

		As adjusted (Note1)
$'s in 000's	2021	2020
Deferred tax assets
Investment in partnership	$77,306	$63,439
Fixed assets	43	44
Net operating loss carryforwards and tax credits	25,888	15,382
Disallowed business interest carryforward	3,169	1,678
Other accruals and reversals	5	9
Subtotal	106,411	80,552
Less: valuation allowance	(106,258)	(80,355)
Net deferred tax assets	153	197

Deferred tax liabilities
Fixed Assets	$(151)	$(12)
Intangible assets	(454)	(456)
Other	(7)	(6)
Net deferred tax liabilities	$(612)	$(474)

At December 31, 2021, the Company has federal net operating loss (“NOL”) carryforwards of $103.6 million, of which $1.9 million, generated in 2017 and prior, will expire in 2037. The remaining NOLs do not expire. The NOL generated in 2018 and after of $101.7 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company has a federal business interest expense carryover totaling $15.1 million as of December 31, 2021, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. As of December 31, 2021, the Company has charitable contribution carryforwards of $0.6 million, which if unused will expire between 2022 and 2026. The Company has state NOL carryforwards of $499.5 million (tax effected $4.6 million) as of December 31, 2021 which expire between 2022 and 2039 and others that have an indefinite carryforward period. At December 31, 2021 the Company had foreign NOL carryforwards of $0.6 million which do not expire.

The Company has assessed the realizability of the net deferred tax assets as of December 31, 2021 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets in the United States and Ireland will not be realized. The Company has recorded a valuation allowance for these deferred tax assets of $106.3 million and $80.4 million as of December 31, 2021 and 2020, respectively. Additionally, the Company has recorded a net deferred tax liability related to its indefinite lived intangible assets in the United States. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

The Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. Accordingly, no unrecognized tax benefit would impact the effective tax rate. If interest and penalties were accrued, we would recognize interest and penalties as income tax expense. We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, tax years from 2018 to present are subject to examination by the tax authorities.

Note 8 – Loss per Share

Basic and Diluted Loss per share

Basic loss per share of Class A common stock is computed by dividing net loss available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing net loss available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Year ended December 31,
		As Adjusted (Note 1)
(in 000's, except for per share amounts)	2021	2020	2019
Numerator:
Net loss	$(16,383)	$(85,727)	$(14,302)
Less: net loss attributable to non-controlling interests	(416)	(3,072)	(2,849)
Net loss attributable to PetIQ, Inc. — basic and diluted	(15,967)	(82,655)	(11,453)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	28,242	24,629	22,652
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect for conversion of Notes	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	28,242	24,629	22,652

Loss per share of Class A common stock — basic	$(0.57)	$(3.36)	$(0.51)
Loss per share of Class A common stock — diluted	$(0.57)	$(3.36)	$(0.51)

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shares of the Company’s Class B common stock have not been included in the diluted loss per share calculation as they have been determined to be anti-dilutive under the if-converted method.

Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the years ended December 31, 2021, 2020 and 2019, as they have been determined to be anti-dilutive under the treasury stock method and if-converted method, as applicable.

Note 9 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of December 31, 2021 and 2020, 771 thousand and 1,293 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with the VIP Acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A Common Stock of the Company. As of December 31, 2021, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

Stock Options

The Company awards stock options to certain employees and directors under the Plan and previously issued stock options under the Inducement Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested. Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years.  The Company estimates future forfeitures and updates those estimates for actual experience as the awards vest, forfeiture estimates were not material for any period presented.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period. Expense recognized totaled $5.2 million, $6.5 million, and $6.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended:

	December 31, 2021	December 31, 2020
Expected term (years) (1)	6.17	6.25
Expected volatility (2)	33.45%	33.91%
Risk-free interest rate (3)	0.89%	0.37%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended December 31, 2021 and 2020 was $12.39 and $11.88, respectively, per option. The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2021:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at January 1, 2020	2,072	$24.63	$6,266	8.0
Granted	505	20.22
Exercised	(395)	23.48	$4,468
Forfeited	(96)	21.42
Outstanding at December 31, 2020	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(583)	23.05	$8,499
Forfeited	(64)	24.84
Cancelled	(25)	25.70
Outstanding at December 31, 2021	1,768	$26.51	$2,897	7.3
Options exercisable at December 31, 2021	755

At December 31, 2021, total unrecognized compensation cost related to unvested stock options was $7.0 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will generally be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At December 31, 2021, total unrecognized compensation cost related to unvested RSUs was $11.2 million and is expected to vest over a weighted average of 2.7 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $4.3 million, $2.6 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.  The Company estimates future forfeitures and updates those estimates for actual experience as the awards vest.

The following table summarizes the activity of the Company’s RSUs for the period ended December 31, 2021:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at January 1, 2020	133	$28.85
Granted	271	20.73
Settled	(70)	25.65
Forfeited	(17)	23.34
Outstanding at December 31, 2020	317	$22.91
Granted	268	37.91
Settled	(103)	24.81
Forfeited	(23)	26.02
Nonvested RSUs at December 31, 2021	459	$31.08

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.0 million, $0.0 million and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

As of December 31, 2021, there were 29,411 thousand LLC Interests outstanding, of which PetIQ owned 29,139 thousand, representing a 99.1% ownership interest in HoldCo. Exchange and other equity activity during the years ended December 31, 2021 and 2020 resulted in weighted average ownership of HoldCo by PetIQ of 96.6% and 86.4%, respectively.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2020	4,752	23,554	28,306	16.8%	83.2%
Stock based compensation transactions	—	445	445
Exchange transactions	(1,712)	1,712	—
As of December 31, 2020	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions	—	660	660
Exchange transactions	(2,768)	2,768	—
As of December 31, 2021	272	29,139	29,411	0.9%	99.1%

Note 12 - Customer Concentration

The Company has significant exposure to customer concentration. During each of the years ended December 31, 2021, 2020, and 2019, one, two, and two customers, respectively, accounted for more than 10% of sales individually and in aggregate, which accounted for 26%, 42%, and 35% of net sales, respectively.

At December 31, 2021, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 47% of outstanding trade receivables, net. At December 31, 2020 one Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 52% of outstanding trade receivables, net. All of our customer concentration exists in our Products segment.

Note 13 - Commitments and Contingencies

Litigation Contingencies

During the years ended December 31, 2021, 2020, and 2019, the Company recorded liabilities of $3.5 million, $7.8 million, and $1.0 million respectively, for contract termination costs and other litigation related matters. The expense is included within selling, general and administrative expenses for the years ended December 31, 2021, 2020, and 2019.

During the year ended December 31, 2021, the Company entered into mediation with a third party who had filed a class action lawsuit against the Company. As a result of that mediation, the Company accrued the expected settlement of $1.4 million. Final settlement and payment is expected to occur in 2022.

Additionally, during the year ended December 31, 2021, the Company continued to evaluate a lawsuit brought by a former supplier to the Company related to the redemption of ownership interests.  The plaintiff has alleged actual damages of approximately $3.0 million and has claimed additional punitive damages that could result in treble damages.  The Company believes the range of outcomes is between $2.0 million and the amount alleged by the plaintiff, and as no amount within the range is more likely than any other, the Company has accrued an obligation of $2.0 million as of December 31, 2021.  There is no assurance that the Company’s defense will be successful, and as such the Company will continue to monitor the expected outcome of the matter.

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency other than those noted above, at December 31, 2021 as the Company does not consider any other contingency to be probable or estimable. The Company expenses legal costs as incurred within selling, general, and administrative expenses on the consolidated statements of operations.

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

Financial information relating to the Company’s operating segments for the years ended:

$'s in 000's			Unallocated
December 31, 2021	Products	Services	Corporate	Consolidated
Net Sales	$825,395	$107,133	$—	$932,528
Adjusted EBITDA	149,321	11,742	(68,171)	92,892
Depreciation expense	3,857	6,510	3,999	14,366
Capital expenditures	1,884	10,537	18,849	31,270

$'s in 000's			Unallocated
December 31, 2020	Products	Services	Corporate	Consolidated
Net Sales	$725,705	$54,346	$—	$780,051
Adjusted EBITDA	117,216	3,387	(52,811)	67,792
Depreciation expense	4,810	3,775	3,497	12,082
Capital expenditures	13,394	7,373	1,625	22,392

$'s in 000's			Unallocated
December 31, 2019	Products	Services	Corporate	Consolidated
Net Sales	617,118	92,313	—	709,431
Adjusted EBITDA	73,537	20,045	(32,907)	60,675
Depreciation expense	3,552	3,170	2,417	9,139
Capital expenditures	1,297	6,409	2,570	10,276

The following table reconciles Segment Adjusted EBITDA to Net Loss for the periods presented.

	For the years ended
$'s in 000's	December 31, 2021	December 31, 2020	December 31, 2019
Adjusted EBITDA:
Product	$149,321	$117,216	$73,537
Services	11,742	3,387	20,045
Unallocated Corporate	(68,171)	(52,811)	(32,907)
Total Consolidated	92,892	67,792	60,675
Adjustments:
Depreciation	(14,366)	(12,082)	(9,139)
Amortization	(22,336)	(12,815)	(5,994)
Interest	(24,696)	(22,807)	(14,495)
Loss on debt extinguishment and related costs	(6,438)	—	—
Acquisition costs(1)	(92)	(2,620)	(6,147)
Stock based compensation expense	(9,428)	(9,170)	(7,355)
Purchase accounting adjustment to inventory(2)	—	—	(4,805)
SKU rationalization(3)	—	—	(6,482)
Non same-store adjustment(4)	(23,159)	(16,354)	(12,232)
Fair value adjustment of contingent note	—	—	(7,320)
Integration costs	142	(9,776)	(3,788)
Litigation expenses	(4,105)	(1,006)	(529)
COVID-19 related costs(5)	—	(6,476)	—
CFO Transition	(928)	—	—
Pretax net loss	$(12,514)	$(25,314)	$(17,611)
Income tax benefit (expense)	(3,869)	(60,413)	3,309
Net loss	$(16,383)	$(85,727)	$(14,302)

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other out-of-pocket costs related to completed and contemplated acquisitions.

(2)	Purchase accounting adjustment to inventory represents the portion of costs of sales related to the fair value of inventory adjusted as part of the purchase price allocation. The amounts relate to the Perrigo Animal Health Acquisition and are part of the Products segment.
(3)	SKU rationalization relates to the disposal of or reserve to estimated net realizable value for inventory that will either no longer be sold, or will be de-emphasized, as the Company aligns brands between Legacy PetIQ brands and brands acquired as part of the Perrigo Animal Health Acquisition. All costs are included in the Products segment gross margin.
(4)	Non same-store revenue and costs relate to our Services segment and are from wellness centers, host partners, and regions with less than six full quarters of operating results. This includes clinic launch expenses.
(5)	Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment and unallocated corporate costs related to incremental wages paid to essential workers and sanitation costs due to COVID.

Supplemental geographic disclosures are below.

	Year ended December 31, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$818,593	$6,802	$825,395
Service revenue	107,133	—	107,133
Total net sales	$925,726	$6,802	$932,528

	Year ended December 31, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$719,282	$6,423	$725,705
Service revenue	54,346	—	54,346
Total net sales	$773,628	$6,423	$780,051

	Year ended December 31, 2019
$'s in 000's	U.S.	Foreign	Total
Product sales	$610,986	$6,132	$617,118
Service revenue	92,313	—	92,313
Total net sales	$703,299	$6,132	$709,431

The net book value of property plant and equipment, by geographic location was as follows as of:

	December 31, 2021	December 31, 2020
United States	$75,315	$61,807
Europe	1,298	1,339
Total	$76,613	$63,146

Note 15 - Related Parties

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s annual premium expense, which is paid at a variety of times throughout the year, and is generally paid directly to the relevant insurance company, amounted to $6.9 million in 2021. Amounts paid to Moreton and subsequently transferred to insurance providers, was $2.8 million and $2.3 million in 2020 and 2019.Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.

In August 2021, the Company sold its prior corporate office in Eagle, Idaho for $4.8 million. The Company utilized Colliers International (“Colliers”) as a broker with Mike Christensen, the brother of CEO, McCord Christensen, as agent.

The Company paid approximately $0.1 million in commissions to Colliers as a result of the sale. In December 2021, the Company purchased a parcel of land for $2.5 million. Total commission paid to Colliers was approximately $0.1 million as a result of this purchase. In April 2020, the Company purchased a parcel of land for $2.5 million. Total commission paid to Colliers was approximately $0.1 million as a result of this purchase.

Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia has been paid $0.2 million for the year ending December 31, 2021.

Note 16 – Employee Benefit Plans

The Company sponsors 401(k) defined contribution plans at certain subsidiaries. Participants may elect to defer up to 100% of compensation. The Company makes matching contributions of 100% of the employee deferrals up to 3% of compensation. The Company may also make discretionary profit sharing contributions each year, which are allocated to each eligible participant based on compensation. The Company made matching contributions of $1.1 million, $0.9 million, and $0.6 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The Company’s registered independent accounting firm, KPMG LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2021, as stated in their report which appears on the next page.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended, December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KPMG LLP Suite 600 205 North 10th Street Boise, ID 83702-5798

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PetIQ, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited PetIQ, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2022

Item 9B - Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2021, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

Item 11 – Executive Compensation

We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2021, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item .

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2021, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

Item 13 – Certain Relationships and Related Transactions

We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2021, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

Item 14 – Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2021, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated May 8, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc and PetIQ, Inc.	8-K	001-38163	2.1	5/8/2019
2.2	First Amendment to Purchase and Sale Agreement, dated July 7, 2019, by and among PetIQ, LLC, L. Perrigo Company, Perrigo Company plc, and PetIQ, Inc.	8-K	001-38163	10.1	7/9/2019
2.3	Amended and Restated Asset Purchase Agreement, dated June 21, 2020, by and between Elanco US Inc., PetIQ, LLC and PetIQ, Inc.	10-Q	001-38163	2.1	8/10/2020
3.1	Amended and Restated Certificate of Incorporation of PetIQ, Inc.	S-1/A	333-218955	3.1	7/11/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38163	3.1	6/1/2018
3.3	Amended and Restated Bylaws of PetIQ, Inc.	8-K	001-38163	3.1	2/24/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	7/17/2017
4.2	Registration Rights Agreement, dated July 20, 2017, among PetIQ, Inc. the Continuing LLC owners and the C-Corp LLC Parents	S-3	333-227186	4.1	9/4/2018
4.3	Registration Rights Agreement, dated January 17, 2018, between PetIQ, Inc. and each VIP Petcare Owner	S-3	333-227186	4.2	9/4/2018
4.4	Indenture, dated May 14, 2020, among PetIQ, Inc. and Wells Fargo, National Association, as trustee	8-K	001-38163	4.1	5/20/2020
4.5	Description of PetIQ, Inc.’s Securities	10-K	001-38163	4.4	3/11/2020
10.1	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	7/6/2017
10.2	First Amendment to PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	10-K	001-38163	10.1	3/12/2019
10.3	ABL Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, the guarantor subsidiaries party thereto, the lenders party thereto and Keybank National Association, as administrative and collateral agent	8-K	001-38163	10.1	4/19/2021
10.4	Term Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, LLC, the guarantor subsidiaries party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent	8-K	001-38163	10.2	4/19/2021
10.5*	Form of Indemnification Agreement	S-1/A	333-218955	10.13	7/20/2017
10.6*	PetIQ Inc. Amended and Restated 2017 Omnibus Incentive Plan	8-K	333-218955	10.1	5/31/2019
10.7*	Form of Nonqualified Stock Option Agreement pursuant to PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.2	11/14/2018
10.8*	Form of Restricted Stock Unit Agreement pursuant to PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.3	11/14/2018

10.9*	Form of Restricted Stock Unit Agreement pursuant to the PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.4	11/14/2018
10.10*	PetIQ, Inc. Amended and Restated 2018 Inducement and Retention Stock Plan for CVC Employees	S-8	333-223635	4.3	3/13/2018
10.11*	Amended and Restated Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and McCord Christensen	10-Q	001-38163	10.1	5/9/2019
10.12*	Employment and Non-Competition Agreement, dated December 6, 2021, between PetIQ, LLC and Zvi Glasman	8-K	001-38163	10.1	1/5/2022
10.13*	Employment and Non-Competition Agreement, dated September 17, 2018, between PetIQ, LLC and Susan Sholtis	8-K	001-38163	10.1	9/20/2018
10.14*	Employment and Non-Competition Agreement, dated as of May 28, 2019, between PetIQ, LLC and Michael Smith	8-K	001-38163	10.5	7/9/2019
10.15*	Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and R. Michael Herrman	10-Q	001-38163	10.3	5/9/2019
10.16*	Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and John Newland	10-Q	001-38163	10.2	5/9/2019
10.17*	Transition Support Agreement and General Release, dated August 3, 2021 between PetIQ, LLC and John Newland	8-K/A	001-38163	10.1	8/12/2021
10.18	Transition Services Agreement, dated July 8, 2019, by and between PetIQ, LLC and L. Perrigo Company	8-K	001-38163	10.4	7/9/2019
10.19	Form of Base Capped Call Transaction Confirmation	8-K	001-38163	10.1	5/20/2020
10.20	Form of Additional Capped Call Transaction Confirmation	8-K	001-38163	10.2	5/20/2020
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith

*** Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

March 1, 2022	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer

POWER OF ATTORNEY

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and Zvi Glasman, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2022.

SIGNATURE	TITLE

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer)
McCord Christensen	Officer and Chairman of the Board

/s/ Zvi Glasman	Chief Financial Officer (principal financial and accounting officer)
Zvi Glasman	Officer

/s/ Mark First	Director
Mark First

/s/ Larry Bird	Director
Larry Bird

/s/ Scott Huff	Director
Scott Huff

/s/ Sheryl Oloughlin	Director
Sheryl Oloughlin

/s/ Kim Lefko	Director
Kim Lefko

/s/ Kenneth Walker	Director
Kenneth Walker