Form 10-Q
period 2022-03-31
PetIQ, Inc.
filed 2022-05-05
CIK 1668673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 4, 2022, we had 29,270,190 shares of Class A common stock and 252,540 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in 000’s except for per share amounts)

	March 31, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$51,104	$79,406
Accounts receivable, net	179,058	113,947
Inventories	167,714	96,440
Other current assets	10,148	8,896
Total current assets	408,024	298,689
Property, plant and equipment, net	78,194	76,613
Operating lease right of use assets	19,162	20,489
Other non-current assets	1,970	2,024
Intangible assets, net	186,111	190,662
Goodwill	230,973	231,110
Total assets	$924,434	$819,587
Liabilities and equity
Current liabilities
Accounts payable	$128,913	$55,057
Accrued wages payable	11,236	12,704
Accrued interest payable	5,099	3,811
Other accrued expenses	13,709	11,680
Current portion of operating leases	6,047	6,500
Current portion of long-term debt and finance leases	8,411	8,350
Total current liabilities	173,415	98,102
Operating leases, less current installments	14,300	14,843
Long-term debt, less current installments	472,945	448,470
Finance leases, less current installments	2,164	2,493
Other non-current liabilities	451	459
Total non-current liabilities	489,860	466,265
Equity
Additional paid-in capital	371,398	368,006
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,272 and 29,139 shares issued and outstanding, respectively	29	29
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 252 and 272 shares issued and outstanding, respectively	—	—
Accumulated deficit	(111,394)	(114,525)
Accumulated other comprehensive loss	(1,136)	(684)
Total stockholders' equity	258,897	252,826
Non-controlling interest	2,262	2,394
Total equity	261,159	255,220
Total liabilities and equity	$924,434	$819,587

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Product sales	$247,750	$230,034
Services revenue	27,945	24,313
Total net sales	275,695	254,347
Cost of products sold	190,851	182,827
Cost of services	27,209	23,721
Total cost of sales	218,060	206,548
Gross profit	57,635	47,799
Operating expenses
Selling, general and administrative expenses	48,236	40,672
Operating income	9,399	7,127
Interest expense, net	6,121	4,870
Other income, net	(3)	(204)
Total other expense, net	6,118	4,666
Pretax net income	3,281	2,461
Income tax expense	(121)	(75)
Net income	3,160	2,386
Net income attributable to non-controlling interest	29	353
Net income attributable to PetIQ, Inc.	$3,131	$2,033
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.11	$0.08
Diluted	$0.11	$0.08
Weighted Average shares of Class A common stock outstanding
Basic	29,164	26,386
Diluted	29,290	27,004

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in 000’s)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$3,160	$2,386
Foreign currency translation adjustment	(456)	141
Comprehensive income	2,704	2,527
Comprehensive income attributable to non-controlling interest	25	358
Comprehensive income attributable to PetIQ	$2,679	$2,169

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in 000’s)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$3,160	$2,386
Adjustments to reconcile net income to net cash used in operating activities
Depreciation, amortization of intangible assets and loan fees	8,966	12,351
Loss on disposition of property, plant, and equipment	148	30
Stock based compensation expense	3,823	2,122
Other non-cash activity	316	145
Changes in assets and liabilities
Accounts receivable	(65,026)	(72,423)
Inventories	(71,417)	(32,767)
Other assets	(1,273)	(726)
Accounts payable	74,094	32,182
Accrued wages payable	(1,496)	(2,184)
Other accrued expenses	3,325	1,531
Net cash used in operating activities	(45,380)	(57,353)
Cash flows from investing activities
Purchase of property, plant, and equipment	(5,678)	(8,325)
Net cash used in investing activities	(5,678)	(8,325)
Cash flows from financing activities
Proceeds from issuance of long-term debt	40,000	242,500
Principal payments on long-term debt	(16,150)	(204,641)
Principal payments on finance lease obligations	(399)	(468)
Tax withholding payments on Restricted Stock Units	(688)	(802)
Exercise of options to purchase class A common stock	100	6,580
Net cash provided by financing activities	22,863	43,169
Net change in cash and cash equivalents	(28,195)	(22,509)
Effect of exchange rate changes on cash and cash equivalents	(107)	117
Cash and cash equivalents, beginning of period	79,406	33,456
Cash and cash equivalents, end of period	$51,104	$11,064

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Cash Flows, Continued

(Unaudited, in 000’s)

	For the Three Months Ended March 31,
Supplemental cash flow information	2022	2021
Interest paid	$4,072	$4,441
Net change in property, plant, and equipment acquired through accounts payable	290	(622)
Finance lease additions	59	—
Income taxes paid, net of refunds	(5)	17
Accrued tax distribution	—	149

See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in 000’s)

	Three months ended March 31, 2022
		Accumulated
		Other					Additional
	Accumulated	Comprehensive					Paid-in	Non-controlling	Total
	Deficit	Loss	Class A Common		Class B Common		Capital	Interest	Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2022	$(114,525)	$(684)	29,139	$29	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	(20)	—	192	(192)	—
Other comprehensive income (loss)	—	(452)	—	—	—	—	—	(4)	(456)
Stock based compensation expense	—	—	—	—	—	—	3,788	35	3,823
Exercise of Options to purchase common stock	—	—	2	—	—	—	100	—	100
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	110	—	—	—	(688)	—	(688)
Net income	3,131	—	—	—	—	—	—	29	3,160
Balance - March 31, 2022	$(111,394)	$(1,136)	29,272	$29	252	$—	$371,398	$2,262	$261,159

	Three months ended March 31, 2021
		Accumulated
		Other					Additional
	Accumulated	Comprehensive	Class A Common		Class B Common		Paid-in	Non-controlling	Total
	Deficit	Loss	Shares	Dollars	Shares	Dollars	Capital	Interest	Equity
Balance - January 1, 2021	$(98,558)	$(686)	25,711	$26	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	50	2,099	2	(2,099)	(2)	18,031	(18,081)	—
Accrued tax distributions	—	—	—	—	—	—	—	(149)	(149)
Other comprehensive income	—	136	—	—	—	—	—	5	141
Stock based compensation expense	—	—	—	—	—	—	1,935	187	2,122
Exercise of Options to purchase Common Stock	—	—	242	—	—	—	6,580	—	6,580
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	50	—	—	—	(802)	—	(802)
Net income	2,033	—	—	—	—	—	—	353	2,386
Balance - March 31, 2021	$(96,525)	$(500)	28,102	$28	941	$1	$345,386	$8,298	$256,688

Note that certain figures shown in the tables above may not recalculate due to rounding.

See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 1 – Principal Business Activity and Significant Accounting Policies

Principal Business Activity and Principles of Consolidation

PetIQ, Inc. (“PetIQ,” the “Company,” “we” or “us”) is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail, including veterinary, channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare (“VIP”), operates in over 2,900 retail partner locations in 42 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

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

The condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment and intangible assets; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of deferred tax assets, the valuation of inventories, and reserves for legal contingencies.12

Significant Accounting Policies

The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three months ended March 31, 2022.

Note 2 – Debt

Senior Secured Asset-Based Revolving Credit Facility

On April 13, 2021, Opco entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances), subject to a borrowing base limitation (the “ABL”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company.  The rate at March 31, 2022 was 1.48%.  The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL is secured by the assets of the Company including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts.  The ABL contains certain negative covenants that restrict the Company’s ability to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.  The ABL is due on the fifth anniversary of the agreement.

Senior Secured Term Loan Facility

On April 13, 2021, Opco entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances) (“Term Loan B”).  The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate.  LIBOR rates are subject to a 0.50% floor.  The interest rate at March 31, 2022 was 4.75%.  The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

The credit agreement governing the Term Loan B does not require Opco to comply with any financial maintenance covenants but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.  Any unpaid balance is due on the seventh anniversary of the agreement.

The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2022	December 31, 2021
Convertible Notes	$143,750	$143,750
Term loans	298,500	298,500
Revolving credit facility	25,000	—
Other Debt	22,582	23,518
Net discount on debt and deferred financing fees	(9,946)	(10,418)
	$479,886	$455,350
Less current maturities of long-term debt	(6,941)	(6,880)
Total long-term debt	$472,945	$448,470

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of March 31, 2022, are as follows:

($'s in 000's)
Remainder of 2022	5,992
2023	7,124
2024	7,426
2025	4,600
2026	172,350
Thereafter	292,340

Note 3 – Leases

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

The components of lease expense consists of the following:

	For the Three Months Ended
$'s in 000's	March 31, 2022	March 31, 2021
Finance lease cost
Amortization of right-of-use assets	$525	$566
Interest on lease liabilities	64	91
Operating lease cost	1,577	1,292
Variable lease cost(1)	515	306
Short-term lease cost	5	4
Sublease income	(65)	(43)
Total lease cost	$2,621	$2,216

(1)	Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes and insurance on leased real estate.

Other information related to leases was as follows as of:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	3.75	4.26
Finance leases	2.40	2.78
Weighted-average discount rate
Operating leases	4.5%	5.3%
Finance leases	4.6%	4.9%

Annual future commitments under non-cancelable leases as of March 31, 2022, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2022	$5,052	$1,203
2023	6,336	1,702
2024	4,781	622
2025	3,745	239
2026	2,147	79
Thereafter	124	—
Total minimum future obligations	$22,185	$3,845
Less interest	(1,838)	(211)
Present value of net future minimum obligations	20,347	3,634
Less current lease obligations	(6,047)	(1,470)
Long-term lease obligations	$14,300	$2,164

Supplemental cash flow information:

	For the Year Ended
$'s in 000's	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$64	$91
Operating cash flows from operating leases	1,583	1,224
Financing cash flows from finance leases	399	468
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	572	1,418
Finance leases	81	—

Note 4 – Income Tax

Our effective tax rate (ETR) from continuing operations was 3.7% for the three months ended March 31, 2022, and 3.06% for the three months ended March 31, 2021, including discrete items. Income tax expense for the three months ended March 31, 2022 and 2021 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion.

The Company has assessed the realizability of the net deferred tax assets as of March 31, 2022 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $106.3 million as of March 31, 2022 and

December 31, 2021. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,

(in 000's, except for per share amounts)	2022	2021
Numerator:
Net income	$3,160	$2,386
Less: net income attributable to non-controlling interests	29	353
Net income attributable to PetIQ, Inc. — basic and diluted	3,131	2,033
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,164	26,386
Dilutive effects of stock options that are convertible into Class A common stock	60	470
Dilutive effect of RSUs	66	148
Dilutive effect for conversion of Notes	—	—
Weighted-average shares of Class A common stock outstanding — diluted	29,290	27,004

Earnings per share of Class A common stock — basic	$0.11	$0.08
Earnings per share of Class A common stock — diluted	$0.11	$0.08

Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

The computation of the dilutive effect of other potential common shares excludes stock awards of 1,797 thousand and 652 thousand shares for the three months ended March 31, 2022 and 2021, respectively, as the inclusion under the treasury stock method would have been antidilutive.

The dilutive impact of the Notes have not been included in the dilutive earnings per share calculation for the three and three months ended March 31, 2022 and 2021 as they would be antidilutive.

Note 6 – Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. The Company has 3,914 thousand authorized shares under the Plan. As of March 31, 2022 and 2021, 26 thousand and 767 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees

The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provides for the grant of stock options to employees hired in connection with an acquisition as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A common stock of the Company. As of March 31, 2022, no shares were available for issuance under the Inducement Plan. All awards issued under the Plan may only be settled in shares of Class A common stock.

Stock Options

The Company awards stock options to certain employees under the Plan and previously issued stock options under the Inducement Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested. Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.3 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	37.21%	33.91%
Risk-free interest rate (3)	1.44%	0.90%
Dividend yield (4)	0.00%	0.00%

(1)	The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)	The Company has not paid and does not anticipate paying a cash dividend on our common stock.

The weighted average grant date fair value of stock options granted during the period ended March 31, 2022 was $9.14 per option. At March 31, 2022, total unrecognized compensation cost related to unvested stock options was $5.9 million and is expected to be recognized over a weighted-average period of 2.3 years.

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Stock	Average	Intrinsic	Contractual
	Options	Exercise	Value	Life
	(in 000's)	Price	(in 000's)	(years)
Outstanding at January 1, 2021	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(583)	23.05	$8,499
Forfeited	(64)	24.84
Cancelled	(25)	25.70
Outstanding at December 31, 2021	1,768	26.51	$2,897	7.3
Granted	37	21.91
Exercised	(2)	19.49	$5
Forfeited	(2)	35.66
Outstanding at March 31, 2022	1,801	$26.41	$4,132	7.1
Options exercisable at March 31, 2022	1,155

Restricted Stock Units

The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At March 31, 2022, total unrecognized compensation cost related to unvested RSUs was $23.5 million and is expected to vest over a weighted average 3.4 years.

The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.5 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2022.

		Weighted
	Number of	Average
	Shares	Grant Date
	(in 000's)	Fair Value
Outstanding at January 1, 2021	317	$22.91
Granted	268	37.91
Settled	(103)	24.81
Forfeited	(23)	26.02
Outstanding at December 31, 2021	459	31.08
Granted	712	20.85
Settled	(143)	26.10
Forfeited	(1)	35.66
Nonvested RSUs at March 31, 2022	1,027	$24.68

Note 7 – Non-Controlling Interests

The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
	LLC			LLC
$'s in 000's	Owners	PetIQ, Inc.	Total	Owners	PetIQ, Inc.
As of January 1, 2021	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions	—	660	660
Exchange transactions	(2,768)	2,768	—
As of December 31, 2021	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions	—	113	113
Exchange transactions	(20)	20	—
As of March 31, 2022	252	29,272	29,524	0.9%	99.1%

Note that certain figures shown in the table above may not recalculate due to rounding.

For the three months ended March 31, 2022 and 2021 the Company owned a weighted average of 99.1% and 91.2%, respectively, of HoldCo.

Note 8 – Customer Concentration

The Company has significant exposure to customer concentration. During the three months ended March 31, 2022 and 2021, two customers individually accounted for more than 10% of sales, comprising 36% and 42% of net sales, respectively for such periods.

At March 31, 2022 two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 49% of outstanding trade receivables, net. At December 31, 2021 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 47% of outstanding trade receivables, net.

Note 9 – Commitments and Contingencies

Litigation Contingencies

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021 the Company had $6.0 million and $3.5 million in liabilities accrued on the condensed consolidated balance sheet, respectively.

During 2021, the Company entered into mediation with a third party who had filed a class action lawsuit against the Company. As a result of that mediation, the Company accrued the expected settlement of $1.4 million in the period ended September 30, 2021. The Company expects final settlement and payment to occur in 2022.

Additionally, during the three months ended March 31, 2022, the Company has continued to evaluate a lawsuit brought by a former supplier to the Company related to the redemption of ownership interest. The plaintiff has alleged actual damages of approximately $3 million plus interest and attorney’s fees and has claimed additional punitive damages that could result in treble damages. The Company believes the range of outcomes is between $4.5 million and the amount alleged by the plaintiff, and as no amount within the range is more likely than any other, the Company has accrued an obligation of $4.5 million as of March 31, 2022, of which $2.5 million of expense was recorded in the three months ended March 31, 2022. There is no assurance that the Company’s defense will be successful, and as such, the Company will continue to monitor the expected outcome of the matter.

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 2 - Debt, and Note 3 - Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

Note 10 – Segments

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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's			Unallocated
March 31, 2022	Products	Services	Corporate	Consolidated
Net Sales	$247,750	$27,945	$—	$275,695
Adjusted EBITDA	47,909	3,084	(19,398)	31,595
Depreciation expense	1,010	1,650	1,022	3,682
Capital expenditures	3,002	1,644	1,032	5,678

$'s in 000's			Unallocated
March 31, 2021	Products	Services	Corporate	Consolidated
Net Sales	$230,034	$24,313	$—	$254,347
Adjusted EBITDA	38,792	2,096	(14,027)	26,861
Depreciation expense	940	1,182	1,009	3,131
Capital expenditures	270	2,379	5,676	8,325

The following table reconciles segment Adjusted EBITDA to Net income:

	For the three months ended
$'s in 000's	March 31, 2022	March 31, 2021
Adjusted EBITDA:
Product	$47,909	$38,792
Services	3,084	2,096
Unallocated Corporate	(19,398)	(14,027)
Total Consolidated	31,595	26,861
Adjustments:
Depreciation	3,682	3,131
Amortization	4,523	8,428
Interest	6,121	4,870
Acquisition costs(1)	—	6
Stock based compensation expense	3,823	2,122
Non same-store adjustment(2)	7,165	5,648
Integration costs and costs of discontinued clinics(3)	339	(48)
Litigation expenses	2,661	243
Pretax net income	$3,281	$2,461
Income tax expense	(121)	(75)
Net income	$3,160	$2,386

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2)	Non same-store adjustment includes revenue and costs related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products segment and the corporate segment. Costs of discontinued clinics represent costs to close Service segment locations.

Supplemental geographic disclosures are below:

	Three months ended March 31, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$245,572	$2,178	$247,750
Service revenue	27,945	—	27,945
Total net sales	$273,517	$2,178	$275,695

	Three months ended March 31, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$228,575	$1,459	$230,034
Service revenue	24,313	—	24,313
Total net sales	$252,888	$1,459	$254,347

Property, plant, and equipment by geographic location is below:

	March 31, 2022	December 31, 2021
United States	$74,878	$75,315
Europe	3,316	1,298
Total	$78,194	$76,613

Note 11 – Related Parties

Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is paid at a variety of times throughout the year, is generally paid directly to the relevant insurance company, amounted to $6.9 million for policies that cover March 31, 2022. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.

Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia has been paid $0.06 million for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2021 and related notes included in the annual report for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview –

PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail, including veterinary, channels with our branded distributed medications, which is further supported by our own world-class medication manufacturing facility in Omaha, Nebraska. Our national service platform, VIP Petcare (“VIP”), operates in over 2,900 retail partner locations in 42 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can give them.

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

Results of Operations

The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Product sales	$247,750	$230,034	89.9%	90.4%
Services revenue	27,945	24,313	10.1%	9.6%
Total net sales	275,695	254,347	100.0%	100.0%
Cost of products sold	190,851	182,827	69.2%	71.9%
Cost of services	27,209	23,721	9.9%	9.3%
Total cost of sales	218,060	206,548	79.1%	81.2%
Gross profit	57,635	47,799	20.9%	18.8%
Selling, general and administrative expenses	48,236	40,672	17.5%	16.0%
Operating income	9,399	7,127	3.4%	2.8%
Interest expense, net	6,121	4,870	2.2%	1.9%
Other income, net	(3)	(204)	(0.0)%	(0.1)%
Total other expense, net	6,118	4,666	2.2%	1.8%
Pretax net income	3,281	2,461	1.2%	1.0%
Income tax expense	(121)	(75)	(0.0)%	(0.0)%
Net income	$3,160	$2,386	1.1%	0.9%

The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the three months ended
$'s in 000's	March 31, 2022	March 31, 2021
Products segment sales	$247,750	$230,034
Services segment revenue:
Same-store sales	20,725	19,918
Non same-store sales	7,220	4,395
Total services segment revenue	27,945	24,313
Total net sales	275,695	254,347

Adjusted EBITDA
Products	47,909	38,792
Services	3,084	2,096
Unallocated Corporate	(19,398)	(14,027)
Total Adjusted EBITDA	$31,595	$26,861

Three Months Ended March 31, 2022 Compared With Three Months Ended March 31, 2021

Net sales

Consolidated Net Sales

Consolidated net sales increased $21.3 million, or 8.4%, to $275.7 for the three months ended March 31, 2022, compared to $254.3 million for the three months ended March 31, 2021.

Products segment

Product sales increased $17.7 million, or 7.7%, to $247.8 million for the three months ended March 31, 2022, compared to $230.0 million for the three months ended March 31, 2021. This increase was driven by sales of new manufactured product as well as growth within existing manufactured and distributed products.

Services segment

Services revenues increased $3.6 million, or 14.9%, from $24.3 million to $28.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Same-store sales increased $0.8 million, or 4.1%, to $20.7 million for the three months ended March 31, 2022, compared to $19.9 million for the three months ended March 31, 2021. The increase in same-store sales was driven by higher pet traffic, as the Company optimized schedules of community clinics. Non same-store sales increased $2.8 million or 64.3%, to $7.2 million for the three months ended March 31, 2022, compared to $4.4 million for the three months ended March 31, 2021. The increase in non same-store sales was a result of opening approximately 98 additional wellness centers in 2021.

Gross profit

Gross profit increased by $9.8 million, or 20.6%, to $57.6 million for the three months ended March 31, 2022, compared to $47.8 million for the three months ended March 31, 2021. This increase is due to margin improvements in the Products segment, primarily driven by new product launches, as well as growth within existing products at higher margins.

Gross margin increased to 20.9% for the three months ended March 31, 2022, compared to 18.8% for the three months ended March 31, 2021. This increase was driven by improvements in Product segment sales previously noted as well as the loss of some low margin distributed sales.

Selling, General and administrative expenses

Consolidated selling, general and administrative expenses (“SG&A”) increased by $7.6 million, or 18.6%, to $48.2 million for the three months ended March 31, 2022, compared to $40.6 million for the three months ended March 31, 2021. As a percentage of net sales, SG&A increased from 16.0% for the three months ended March 31, 2021 to 17.5% for the first quarter of 2022. The Company had higher selling and marketing costs for both the Products and Services segments to support the growth in sales, growth in compensation as a result of the growth of the Company, and increased litigation reserves.

Products segment

Products segment SG&A increased $1.3 million or approximately 13.8% to $10.7 million for the three months ended March 31, 2022, compared to $9.4 million for the three months ended March 31, 2021. This increase was due to higher marketing and selling costs related to the new product launches.

Services segment

Services segment SG&A increased $1.0 million, or 16.7%, to $6.3 million for the three months ended March 31, 2022, compared to $5.3 million for the three months ended March 31, 2021. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales.

Unallocated Corporate

Unallocated corporate SG&A increased $5.2 million, or 20.0%, to $31.2 million for the three months ended March 31, 2022, from $26.0 million for the three months ended March 31, 2021. The increase was primarily related to the following:

◾	Additional corporate compensation of approximately $3.7 million, driven by corporate growth in headcount and wage rates; and
◾	Increased stock based compensation expense of $1.7 million as a result of additional grants as well as the acceleration of vesting for the Company’s CFO transition; and
◾	Increased marketing and selling expenses of $2.8 million to support the growth of both segments; and
◾	Increased legal contingency accruals totaling approximately $2.5 million; and
◾	Increases above were offset by a reduction in amortization expense due to the $3.8 million in accelerated amortization recorded in the prior period related to the in-process research and development asset, with no comparable event in the current year.

Interest expense, net

Interest expense, net, increased $1.3 million to $6.1 million for the three months ended March 31, 2022, compared to $4.9 million for the three months ended March 31, 2021. This increase was driven by additional debt outstanding, as the Company refinanced a majority of its debt in the second quarter of 2021, but expanded its facilities at that time.

Segment Adjusted EBITDA

Products segment

Products segment Adjusted EBITDA increased $9.1 million, or 23.5% to $47.9 million for the three months ended March 31, 2022, compared to $38.8 million for the three months ended March 31, 2021. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The significant growth in Products segment Adjusted EBITDA relates primarily to increased sales, driven by new manufactured product launches, which typically generate higher EBITDA than sales of distributed products.

Services segment

Services segment Adjusted EBITDA increased $1.0 million, to $3.1 million for the three months ended March 31, 2022, compared to $2.1 million for the three months ended March 31, 2021. Services segment Adjusted EBITDA can fluctuate considerably based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Services segment Adjusted EBITDA benefited from the scheduling optimization the Company undertook during the fourth quarter of 2021, which resulted in higher pet traffic at community clinics.

Unallocated Corporate

Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including accounting, legal, human resources, information technology and headquarters expenses, as well as executive and incentive compensation expenses, and other miscellaneous costs. Unallocated corporate costs have primarily grown to support the Company’s growth. Adjustments to unallocated corporate include expenses related acquisition expenses and integration costs. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three months ended March 31, 2022
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$46,899	$(5,731)	$(37,887)	$3,281
Adjustments:
Depreciation	1,010	1,650	1,022	3,682
Interest	—	—	6,121	6,121
Amortization	—	—	4,523	4,523
Stock based compensation expense	—	—	3,823	3,823
Non same-store adjustment(2)	—	7,165	—	7,165
Integration costs and costs of discontinued clinics(3)	—	—	339	339
Litigation expenses	—	—	2,661	2,661
Adjusted EBITDA	$47,909	$3,084	$(19,398)	$31,595

	Three months ended March 31, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$37,852	$(4,734)	$(30,657)	$2,461
Adjustments:
Depreciation	940	1,182	1,009	3,131
Interest, net	—	—	4,870	4,870
Amortization	—	—	8,428	8,428
Acquisition costs(1)	—	—	6	6
Stock based compensation expense	—	—	2,122	2,122
Non same-store adjustment(2)	—	5,648	—	5,648
Integration costs and costs of discontinued clinics(3)	—	—	(48)	(48)
Litigation expenses	—	—	243	243
Adjusted EBITDA	$38,792	$2,096	$(14,027)	$26,861

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2)	Non same-store adjustment includes revenue and costs related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products segment and the corporate segment. Costs of discontinued clinics represent costs to close service segment locations.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. You should review the reconciliations of net income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the three months ended
	March 31, 2022	March 31, 2021
Net income	$3,160	$2,386
Plus:
Tax expense	121	75
Depreciation	3,682	3,131
Amortization	4,523	8,428
Interest	6,121	4,870
EBITDA	$17,607	$18,890
Acquisition costs(1)	—	6
Stock based compensation expense	3,823	2,122
Non same-store adjustment (2)	7,165	5,648
Integration costs and costs of discontinued clinics(3)	339	(48)
Litigation expenses	2,661	243
Adjusted EBITDA	$31,595	$26,861

(1)	Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2)	Non same-store adjustment includes revenue and costs related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(3)	Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products segment and the corporate segment. Costs of discontinued clinics represent costs to close service segment locations.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of March 31, 2022 and December 31, 2021, our cash and cash equivalents were $51.1 million and $79.4 million, respectively. As of March 31, 2022, we had the following amounts outstanding; $298.5 million under a term loan, $143.8 million of outstanding Notes, $25 million drawn on our ABL, and $22.6 million in other debt. Our debt agreements bear interest at rates between 1.5% and 4.75%.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our increasing net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2022 and December 31, 2021, we had working capital (current assets less current liabilities) of $234.6 million and $200.6 million, respectively.

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

Cash Flows

Cash used in Operating Activities

Net cash used in operating activities was $45.4 million for the three months ended March 31, 2022, compared to $57.4 million for the three months ended March 31, 2021. The change in operating cash flows primarily reflects lower cash usage for working capital. Working capital changes are driven primarily by higher inventory offset by higher accounts payable. Net changes in assets and liabilities accounted for $61.8 million in cash used in operating activities for the three months ended March 31, 2022 compared to $74.4 million of cash used in operating activities for the three months ended March 31, 2021.

Cash used in Investing Activities

Net cash used in investing activities was $5.7 million for the three months ended March 31, 2022, compared to $8.3 million for the three months ended March 31, 2021. The decrease in net cash used in investing activities is a result of slower pace of investment in new wellness centers as well as construction of a new corporate headquarters being completed in the prior period with no comparable construction occurring in the current period.

Cash provided by Financing Activities

Net cash provided by financing activities was $22.9 million for the three months ended March 31, 2022, compared to $43.2 million for the three months ended March 31, 2021. The change in cash provided by financing activities is primarily driven by less cash used in operations and the new larger Term Loan B entered into in Q2 2021 allowing for less usage of the ABL.

Description of Indebtedness

Refer to Note 2 – Debt in the attached condensed consolidated financial statements for further information.

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

Interest Rate Risk

We are exposed to changes in interest rates because the indebtedness incurred under our A&R Credit Agreement and A&R Term Loan Credit Agreement are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2022, we had variable rate debt of approximately $323.5 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended March 31, 2022 by approximately $0.8 million.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the impact of COVID-19 on our business and the global economy; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and other reports filed from time to time with the Securities and Exchange Commission.

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

The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to Note 9, “Contingencies and Other Matters,” in the Notes to the Condensed Consolidated Financial statements included in Part I Item 1 of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

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

PETIQ, INC.

May 4, 2022	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer