Form 10-Q
period 2022-06-30
PetIQ, Inc.
filed 2022-08-09
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2022, we had 29,312,764 shares of Class A common stock and 252,540 shares of Class B common stock outstanding.

PetIQ, Inc.

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	June 30, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$5,396	$79,406
Accounts receivable, net	168,831	113,947
Inventories	160,064	96,440
Other current assets	9,337	8,896
Total current assets	343,627	298,689
Property, plant and equipment, net	76,691	76,613
Operating lease right of use assets	20,674	20,489
Other non-current assets	1,882	2,024
Intangible assets, net	181,566	190,662
Goodwill	230,594	231,110
Total assets	$855,035	$819,587
Liabilities and equity
Current liabilities
Accounts payable	$81,093	$55,057
Accrued wages payable	10,370	12,704
Accrued interest payable	1,387	3,811
Other accrued expenses	11,539	11,680
Current portion of operating leases	6,334	6,500
Current portion of long-term debt and finance leases	8,446	8,350
Total current liabilities	119,170	98,102
Operating leases, less current installments	15,259	14,843
Long-term debt, less current installments	450,904	448,470
Finance leases, less current installments	1,830	2,493
Other non-current liabilities	431	459
Total non-current liabilities	468,424	466,265
Equity
Additional paid-in capital	374,057	368,006
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,304 and 29,139 shares issued and outstanding, respectively	29	29
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 252 and 272 shares issued and outstanding, respectively	—	—
Accumulated deficit	(106,762)	(114,525)
Accumulated other comprehensive loss	(2,203)	(684)
Total stockholders' equity	265,121	252,826
Non-controlling interest	2,320	2,394
Total equity	267,441	255,220
Total liabilities and equity	$855,035	$819,587
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Product sales	$219,014	$242,857	$466,764	$472,891
Services revenue	33,000	28,154	60,945	52,467
Total net sales	252,014	271,011	527,709	525,358
Cost of products sold	163,568	185,837	354,419	368,664
Cost of services	26,472	25,546	53,681	49,267
Total cost of sales	190,040	211,383	408,100	417,931
Gross profit	61,974	59,628	119,609	107,427
Operating expenses
Selling, general and administrative expenses	50,595	43,142	98,831	83,814
Operating income	11,379	16,486	20,778	23,613
Interest expense, net	6,299	7,655	12,420	12,525
Loss on debt extinguishment	—	5,453	—	5,453
Other income, net	(201)	(451)	(204)	(655)
Total other expense, net	6,098	12,657	12,216	17,323
Pretax net income	5,281	3,829	8,562	6,290
Income tax (expense) benefit	(603)	205	(724)	130
Net income	4,678	4,034	7,838	6,420
Net income attributable to non-controlling interest	46	8	75	361
Net income attributable to PetIQ, Inc.	$4,632	$4,026	$7,763	$6,059
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.16	$0.14	$0.27	$0.22
Diluted	$0.16	$0.14	$0.26	$0.22
Weighted Average shares of Class A common stock outstanding
Basic	29,283	28,491	29,223	27,444
Diluted	29,329	29,156	29,304	28,059
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited, in 000’s)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$4,678	$4,034	$7,838	$6,420
Foreign currency translation adjustment	(1,077)	363	(1,533)	504
Comprehensive income	3,601	4,397	6,305	6,924
Comprehensive income attributable to non-controlling interest	36	10	61	368
Comprehensive income attributable to PetIQ, Inc.	$3,565	$4,387	$6,244	$6,556
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$7,838	$6,420
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	17,660	20,405
Loss on debt extinguishment	—	5,453
Loss on disposition of property, plant, and equipment	—	167
Stock based compensation expense	6,666	4,561
Other non-cash activity	48	176
Changes in assets and liabilities
Accounts receivable	(54,969)	(57,011)
Inventories	(63,771)	(20,580)
Other assets	(409)	(2,166)
Accounts payable	26,481	(6,632)
Accrued wages payable	(2,359)	(482)
Other accrued expenses	(2,569)	3,493
Net cash used in operating activities	(65,384)	(46,196)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	350
Purchase of property, plant, and equipment	(8,026)	(18,302)
Net cash used in investing activities	(8,026)	(17,952)
Cash flows from financing activities
Proceeds from issuance of long-term debt	44,000	630,568
Principal payments on long-term debt	(42,800)	(576,843)
Tax distributions to LLC Owners	—	(72)
Principal payments on finance lease obligations	(744)	(1,226)
Payment of deferred financing fees and debt discount	—	(6,360)
Tax withholding payments on Restricted Stock Units	(865)	(852)
Exercise of options to purchase class A common stock	115	12,588
Net cash (used in) provided by financing activities	(294)	57,803
Net change in cash and cash equivalents	(73,704)	(6,345)
Effect of exchange rate changes on cash and cash equivalents	(306)	52
Cash and cash equivalents, beginning of period	79,406	33,456
Cash and cash equivalents, end of period	$5,396	$27,163
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Six Months Ended June 30,
Supplemental cash flow information	2022	2021
Interest paid	$13,380	$8,051
Net change in property, plant, and equipment acquired through accounts payable	595	(358)
Finance lease additions	59	141
Income taxes paid, net of refunds	244	214
Accrued tax distribution	—	7
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three months ended June 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars
Balance - April 1, 2022	$(111,394)	$(1,136)	29,272	$29	252	$—	$371,398	$2,262	$261,159
Other comprehensive loss	—	(1,067)	—	—	—	—	—	(10)	(1,077)
Stock based compensation expense	—	—	—	—	—	—	2,821	22	2,843
Exercise of Options to purchase common stock	—	—	—	—	—	—	15	—	15
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	33	—	—	—	(177)	—	(177)
Net income	4,632	—	—	—	—	—	—	46	4,678
Balance - June 30, 2022	$(106,762)	$(2,203)	29,304	$29	252	$—	$374,057	$2,320	$267,441

	Six months ended June 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2022	$(114,525)	$(684)	29,139	$29	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	(20)	—	192	(192)	—
Other comprehensive loss	—	(1,519)	—	—	—	—	—	(14)	(1,533)
Stock based compensation expense	—	—	—	—	—	—	6,609	57	6,666
Exercise of Options to purchase common stock	—	—	2	—	—	—	115	—	115
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	143	—	—	—	(865)	—	(865)
Net income	7,763	—	—	—	—	—	—	75	7,838
Balance - June 30, 2022	$(106,762)	$(2,203)	29,304	$29	252	$—	$374,057	$2,320	$267,441

	Three months ended June 30, 2021
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars
Balance - April 1, 2021	$(96,525)	$(500)	28,102	$28	941	$1	$345,386	$8,298	$256,688
Exchange of LLC Interests held by LLC Owners	—	13	516	1	(516)	(1)	4,793	(4,806)	—
Accrued tax distributions	—	—	—	—	—	—	—	141	141
Other comprehensive income	—	361	—	—	—	—	—	2	363
Stock based compensation expense	—	—	—	—	—	—	2,369	70	2,439
Exercise of Options to purchase common stock	—	—	289	—	—	—	6,008	—	6,008
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	2	—	—	—	(50)	—	(50)
Net income	4,026	—	—	—	—	—	—	8	4,034
Balance - June 30, 2021	$(92,499)	$(126)	28,909	$29	425	$—	$358,506	$3,714	$269,624

	Six months ended June 30, 2021
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2021	$(98,558)	$(686)	25,711	$26	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	63	2,615	3	(2,615)	(3)	22,824	(22,887)	—
Accrued tax distributions	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	497	—	—	—	—	—	7	504
Stock based compensation expense	—	—	—	—	—	—	4,304	257	4,561
Exercise of Options to purchase common stock	—	—	531	—	—	—	12,588	—	12,588
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	52	—	—	—	(852)	—	(852)
Net income	6,059	—	—	—	—	—	—	361	6,420
Balance - June 30, 2021	$(92,499)	$(126)	28,909	$29	425	$—	$358,506	$3,714	$269,624
Note that certain figures shown in the tables above may not recalculate due to rounding.
See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1 – Principal Business Activity and Significant Accounting Policies
Principal Business Activity and Principles of Consolidation
PetIQ, Inc. ("PetIQ", the "Company", "we", or "us") is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national service platform, operates in over 2,600 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care that we can give them.
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
The condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three and six months ended June 30, 2022.
Note 2 – Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, Opco entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances) (the "ABL"), subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The

ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. The rate at June 30, 2022 was 2.89%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.
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
Senior Secured Term Loan Facility
On April 13, 2021, Opco entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances) (the "Term Loan B"). The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate. LIBOR rates are subject to a 0.50% floor. The interest rate at June 30, 2022 was 5.50%. The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.
The credit agreement governing the Term Loan B does not require Opco to comply with any financial maintenance covenants but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.
The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2022	December 31, 2021
Convertible Notes	$143,750	$143,750
Term loans	297,000	298,500
Revolving credit facility	5,000	—
Other Debt	21,635	23,518
Net discount on debt and deferred financing fees	(9,477)	(10,418)
	$457,908	$455,350
Less current maturities of long-term debt	(7,004)	(6,880)
Total long-term debt	$450,904	$448,470
Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of June 30, 2022, are as follows:

($'s in 000's)
Remainder of 2022	$4,385
2023	7,124
2024	7,426
2025	3,600
2026	152,350
Thereafter	292,500
As part of the termination of the Company's previous debt facilities, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in Selling, general and administrative expenses for the three and six months ended June 30, 2021.
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
The components of lease expense consists of the following:

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease cost
Amortization of right-of-use assets	$458	$803	$983	$1,369
Interest on lease liabilities	57	123	121	214
Operating lease cost	1,737	1,332	3,314	2,624
Variable lease cost(1)	266	309	781	615
Short-term lease cost	8	2	13	6
Sublease income	(65)	(65)	(130)	(108)
Total lease cost	$2,461	$2,504	$5,082	$4,720
(1)Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes, and insurance on leased real estate.
Other information related to leases was as follows as of:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	3.59	4.13
Finance leases	2.19	2.62
Weighted-average discount rate
Operating leases	4.5%	5.2%
Finance leases	4.5%	4.8%

Annual future commitments under non-cancelable leases as of June 30, 2022, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2022	$3,564	$819
2023	7,137	1,702
2024	5,613	613
2025	4,584	239
2026	2,230	73
Thereafter	151	—
Total minimum future obligations	$23,278	$3,446
Less interest	(1,685)	(174)
Present value of net future minimum obligations	21,594	3,272
Less current lease obligations	(6,334)	(1,442)
Long-term lease obligations	$15,259	$1,830
Supplemental cash flow information:

$'s in 000's	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$121	$214
Operating cash flows from operating leases	3,386	2,525
Financing cash flows from finance leases	744	1,226
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	3,620	2,810
Finance leases	59	141
Note 4 – Income Tax
Our effective tax rate (ETR) from continuing operations was 11.5% and 8.5% for the three and six months ended June 30, 2022, respectively, and (5.4)% and (2.1)% for the three and six months ended June 30, 2021, respectively, including discrete items. Income tax expense for the three and six months ended June 30, 2022 and 2021 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion.
The Company has assessed the realizability of the net deferred tax assets as of June 30, 2022 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $106.3 million as of June 30, 2022 and December 31, 2021. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted income per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
(in 000's, except for per share amounts)	2022	2021	2022	2021
Numerator:
Net income	$4,678	$4,034	$7,838	$6,420
Less: net income attributable to non-controlling interests	46	8	75	361
Net income attributable to PetIQ, Inc. — basic and diluted	4,632	4,026	7,763	6,059
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,283	28,491	29,223	27,444
Dilutive effects of stock options that are convertible into Class A common stock	32	518	47	470
Dilutive effect of RSUs	14	147	34	145
Weighted-average shares of Class A common stock outstanding — diluted	29,329	29,156	29,304	28,059

Earnings per share of Class A common stock — basic	$0.16	$0.14	$0.27	$0.22
Earnings per share of Class A common stock — diluted	$0.16	$0.14	$0.26	$0.22
Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The computation of dilutive effect of other potential common shares excludes stock options of 1,531 thousand shares and 845 thousand restricted stock units for the three months ended June 30, 2022, as the inclusion under the treasury stock method would have been antidilutive.
The computation of dilutive effect of other potential common shares excludes stock options of 1,531 thousand shares and 803 thousand restricted stock units for the six months ended June 30, 2022, as the inclusion under the treasury stock method would have been antidilutive.
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
The dilutive impact of the Convertible Notes have not been included in the dilutive earnings per share calculation for the three and six months ended June 30, 2022 and 2021 as they would be antidilutive.
Note 6 – Stock Based Compensation
PetIQ, Inc. Omnibus Incentive Plan
The PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), and other stock-based awards. On June 22, 2022, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Class A Common Stock reserved and available for issuance thereunder by 1,890 thousand shares resulting in a total of 5,804 thousand Class A Common Stock issuable under the Plan. As of June 30, 2022 and 2021, 1,914 thousand and 698 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees
The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provided for the grant of stock options to employees hired in connection with an acquisition in 2018 as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800 thousand shares of Class A common stock of the Company, of which 760 thousand were granted. No further grants may be made under the Inducement Plan. All awards issued under the Inducement Plan may only be settled in shares of Class A common stock.
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
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.9 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Expected term (years) (1)	6.25	6.25
Expected volatility (2)	37.21%	33.91%
Risk-free interest rate (3)	1.44%	0.90%
Dividend yield (4)	0.00%	0.00%
(1)The Company utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(2)The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period consistent with the expected option term.
(3)The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.
(4)The Company has not paid and does not anticipate paying a cash dividend on our common stock.
The weighted average grant date fair value of stock options granted during the period ended June 30, 2022 was $9.14 per option. At June 30, 2022, total unrecognized compensation cost related to unvested stock options was $4.8 million and is expected to be recognized over a weighted-average period of 2.1 years.

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2020	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(583)	23.05	$8,499
Forfeited	(64)	24.84
Cancelled	(25)	25.70
Outstanding at December 31, 2021	1,768	$26.51	$2,897	7.3
Granted	37	21.91
Exercised	(2)	19.49	$10
Forfeited	(21)	28.93
Cancelled	(1)	35.66
Outstanding at June 30, 2022	1,780	$26.39	$198	6.8
Options exercisable at June 30, 2022	1,183
Restricted Stock Units
The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At June 30, 2022, total unrecognized compensation cost related to unvested RSUs was $20.3 million and is expected to vest over a weighted average 3.2 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.0 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2022.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	317	$22.91
Granted	268	37.91
Settled	(103)	24.81
Forfeited	(23)	26.02
Outstanding at December 31, 2021	459	$31.08
Granted	795	20.42
Settled	(187)	28.31
Forfeited	(62)	31.72
Nonvested RSUs at June 30, 2022	1,004	$23.19

Note 7 – Non-Controlling Interests
The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2021	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions	—	660	660
Exchange transactions	(2,768)	2,768	—
As of December 31, 2021	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions		145	145
Exchange transactions	(20)	20	—
As of June 30, 2022	252	29,304	29,556	0.9%	99.1%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three and six months ended June 30, 2022 the Company owned a weighted average of 99.1%, of Holdco, and for the three and six months ended June 30, 2021 the Company owned a weighted average of 97.5% and 94.4%, respectively.
Note 8 – Customer Concentration
The Company has significant exposure to customer concentration. During the three and six months ended June 30, 2022, three customers individually accounted for more than 10% of sales, comprising 48% and 43% of net sales, respectively for such periods. During the three and six months ended June 30, 2021 two and one customers individually accounted for more than 10% of sales, comprising 33% and 26% of net sales in both such periods.
At June 30, 2022 three Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 66% of outstanding trade receivables, net. At December 31, 2021 one Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 47% of outstanding trade receivables, net.
Note 9 – Commitments and Contingencies
Litigation Contingencies
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that affect. As of June 30, 2022 and December 31, 2021 the Company had $1.2 million and $3.5 million accrued on the condensed consolidated balance sheet, respectively. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations.
During the three months ended June 30, 2021, the Company entered into mediation with a third party who had filed a class action lawsuit against the Company. As a result of that mediation, the Company accrued the expected settlement of $1.4 million, the settlement and final payment are expected to be finalized in the three months ended September 30, 2022.
Additionally, during the three months ended June 30, 2022, the Company settled a lawsuit brought by a former supplier to the Company related to the redemption of ownership interest for $5.5 million. The Company had an accrued obligation of $4.5 million related to the lawsuit recorded as of March 31, 2022. During the three months ended June 30, 2022, the Company recorded an additional $1.0 million of expense in the condensed consolidated statements of operations and paid $5.5 million in full satisfaction of the lawsuit.

Commitments
We have commitments for leases and long-term debt that are discussed further in Note 2, Debt, and Note 3, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
Note 10 – Segments
The Company has two operating segments: Products and Services. The Products segment consists of the Company’s manufacturing and distribution business. The Services segment consists of the Company’s veterinary services, and related product sales, provided by the Company directly to consumers.
The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to make resource allocation decisions and to evaluate performance. We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate costs and expenses, such as accounting, legal, human resources, information technology, and corporate headquarters expenses as our corporate functions do not meet the definition of a segment as defined in the accounting guidance related to segment reporting.
Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
June 30, 2022
Net Sales	$219,014	$33,000	$—	$252,014
Adjusted EBITDA	43,380	4,740	(20,538)	27,582
Depreciation expense	1,028	1,635	852	3,515
Capital expenditures	1,235	778	335	2,348

$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
June 30, 2021
Net Sales	$242,857	$28,154	$—	$271,011
Adjusted EBITDA	48,187	3,028	(16,856)	34,359
Depreciation expense	991	1,288	864	3,143
Capital expenditures	685	4,254	5,038	9,977
Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
June 30, 2022
Net Sales	$466,764	$60,945	$—	$527,709
Adjusted EBITDA	91,289	7,824	(39,936)	59,177
Depreciation expense	2,038	3,285	1,874	7,197
Capital expenditures	4,237	2,423	1,366	8,026

$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
June 30, 2021
Net Sales	$472,891	$52,467	$—	$525,358
Adjusted EBITDA	86,979	5,124	(30,883)	61,220
Depreciation expense	1,931	2,470	1,873	6,274
Capital expenditures	955	6,633	10,714	18,302

The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	For the three months ended		For the six months ended
$'s in 000's	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted EBITDA:
Product	$43,380	$48,187	$91,289	$86,979
Services	4,740	3,028	7,824	5,124
Unallocated Corporate	(20,538)	(16,856)	(39,936)	(30,883)
Total Consolidated	27,582	34,359	59,177	61,220
Adjustments:
Depreciation	(3,515)	(3,143)	(7,197)	(6,274)
Amortization	(4,477)	(4,627)	(9,000)	(13,055)
Interest expense, net	(6,299)	(7,655)	(12,420)	(12,525)
Acquisition costs(1)	(156)	(86)	(156)	(92)
Loss on extinguishment and related costs(2)	—	(6,438)	—	(6,438)
Stock based compensation expense	(2,843)	(2,439)	(6,666)	(4,561)
Non same-store adjustment(3)	(3,466)	(5,087)	(10,631)	(10,735)
Integration costs and costs of discontinued clinics(4)	(404)	(735)	(743)	(687)
Litigation expenses	(1,141)	(320)	(3,802)	(563)
Pretax net income	$5,281	$3,829	$8,562	$6,290
Income tax (expense) benefit	(603)	205	(724)	130
Net income	$4,678	$4,034	$7,838	$6,420
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(3) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(4) Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products and the corporate segments. Costs of discontinued clinics represent costs to close Services segment locations.
Supplemental geographic disclosures are below.

	Six Months Ended June 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$462,867	$3,897	$466,764
Service revenue	60,945	—	60,945
Total net sales	$523,812	$3,897	$527,709

	Six Months Ended June 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$469,473	$3,418	$472,891
Service revenue	52,467	—	52,467
Total net sales	$521,940	$3,418	$525,358

	Three Months Ended June 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$217,285	$1,729	$219,014
Service revenue	33,000	—	33,000
Total net sales	$250,285	$1,729	$252,014

	Three Months Ended June 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$240,897	$1,960	$242,857
Service revenue	28,154	—	28,154
Total net sales	$269,051	$1,960	$271,011
Property, plant, and equipment by geographic location is below.

	June 30, 2022	December 31, 2021
United States	$73,389	$75,315
Europe	3,302	1,298
Total	$76,691	$76,613
Note 11 – Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is generally paid directly to the relevant insurance company, amounted to $6.9 million for policies that cover the three and six months ended June 30, 2022. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.1 million for the three and six months ended June 30, 2022 and June 30, 2021, respectively.
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
Business Overview –
PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national service platform, operates in over 2,600 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care that we can give them.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary services and products provided by the Company directly to consumers.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product sales	$219,014	$242,857	86.9%	89.6%
Services revenue	33,000	28,154	13.1%	10.4%
Total net sales	252,014	271,011	100.0%	100.0%
Cost of products sold	163,568	185,837	64.9%	68.6%
Cost of services	26,472	25,546	10.5%	9.4%
Total cost of sales	190,040	211,383	75.4%	78.0%
Gross profit	61,974	59,628	24.6%	22.0%
Selling, general and administrative expenses	50,595	43,142	20.1%	15.9%
Operating income	11,379	16,486	4.5%	6.1%
Interest expense, net	6,299	7,655	2.5%	2.8%
Loss on debt extinguishment	—	5,453	—%	2.0%
Other income, net	(201)	(451)	(0.1)%	(0.2)%
Total other expense, net	6,098	12,657	2.4%	4.7%
Pretax net income	5,281	3,829	2.1%	1.4%
Income tax (expense) benefit	(603)	205	(0.2)%	0.1%
Net income	4,678	4,034	1.9%	1.5%

	For the Six Months Ended		% of Net Sales
$'s in 000's	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product sales	$466,764	$472,891	88.5%	90.0%
Services revenue	60,945	52,467	11.5%	10.0%
Total net sales	527,709	525,358	100.0%	100.0%
Cost of products sold	354,419	368,664	67.2%	70.2%
Cost of services	53,681	49,267	10.2%	9.4%
Total cost of sales	408,100	417,931	77.3%	79.6%
Gross profit	119,609	107,427	22.7%	20.4%
Selling, general and administrative expenses	98,831	83,814	18.7%	16.0%
Operating income	20,778	23,613	3.9%	4.5%
Interest expense, net	12,420	12,525	2.4%	2.4%
Loss on debt extinguishment	—	5,453	—%	1.0%
Other income, net	(204)	(655)	—%	(0.1)%
Total other expense, net	12,216	17,323	2.3%	3.3%
Pretax net income	8,562	6,290	1.6%	1.2%
Income tax (expense) benefit	(724)	130	(0.1)%	—%
Net income	7,838	6,420	1.5%	1.2%
The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Products segment sales	$219,014	$242,857	$466,764	$472,891
Services segment revenue:
Same-store sales	28,264	22,172	48,989	42,090
Non same-store sales	4,736	5,982	11,956	10,377
Total services segment revenue	$33,000	$28,154	$60,945	$52,467
Total net sales	$252,014	$271,011	$527,709	$525,358

Adjusted EBITDA
Products	$43,380	$48,187	$91,289	$86,979
Services	4,740	3,028	7,824	5,124
Unallocated Corporate	(20,538)	(16,856)	(39,936)	(30,883)
Total Adjusted EBITDA	$27,582	$34,359	$59,177	$61,220
Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021
Net sales
Consolidated Net Sales
Consolidated net sales decreased $19.0 million or 7.0%, to $252.0 million for the three months ended June 30, 2022, compared to $271.0 million for the three months ended June 30, 2021. This decrease was driven by lower product sales, which declined by $23.8 million of which approximately $11.8 million was due to lost distribution of certain manufacturers' products to certain customers and due to negative macroeconomic trends in consumer spending, partially offset by price increases. The Services segment revenues grew by $4.8 million as we served more pets and increased our average dollar per pet served.

Products Segment
Product sales decreased $23.8 million, or 9.8%, to $219.0 million for the three months ended June 30, 2022, compared to $242.9 million for the three months ended June 30, 2021. The decrease was driven by lost distribution of certain manufacturers' products to certain customers which reduced sales by approximately $11.8 million and due to negative macroeconomic trends in consumer spending, partially offset by price increases. Additionally there was a shift of sales from the second quarter of 2022 to the first quarter of 2022 as compared to timing of similar sales in 2021. This is evidenced by the smaller decline in sales on a six months ended June 30 basis.
Services Segment
Services revenues increased $4.8 million, or 17.2%, from $28.2 million to $33.0 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Same-store sales increased $6.1 million, or 27.5%, to $28.3 million for the three months ended June 30, 2022, compared to $22.2 million for the three months ended June 30, 2021. The increase in same-store sales was driven by increased average dollar per pet served as well as a small increase in pet counts. Non same-store sales decreased $1.2 million or 20.8%, to $4.7 million for the three months ended June 30, 2022, compared to $6.0 million for the three months ended June 30, 2021. The decrease in non same-store sales was due to lower store count driven by a number of wellness centers aging into the same-store base.
Gross profit
Gross profit increased by $2.3 million, or 3.9%, to $62.0 million for the three months ended June 30, 2022, compared to $59.6 million for the three months ended June 30, 2021. This increase is due to improvements in Services segment gross profit of $3.9 million, partially offset by Products segment gross profit declining by $1.6 million.
Gross margin increased to 24.6% for the three months ended June 30, 2022, compared to 22.0% for the three months ended June 30, 2021. Products segment gross margin improved due to the mix of products sold as our manufactured product sales increased and due to the impact of pricing. Additionally, Services segment margin grew due to efficiency improvements and due to increased average dollar per pet served.
Selling, General and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased by $7.5 million, or 17.3%, to $50.6 million for the three months ended June 30, 2022, compared to $43.1 million for the three months ended June 30, 2021. As a percentage of net sales, SG&A increased from 15.9% for the three months ended June 30, 2021 to 20.1% for the three months ended June 30, 2022. The Company had higher selling and marketing costs for both Products and Services segment to support the launch of new products and was impacted by inflationary pressures across other categories.
Products Segment
Products segment SG&A increased $2.1 million or approximately 18.6% to $13.4 million for the three months ended June 30, 2022, compared to $11.3 million for the three months ended June 30, 2021. This increase was primarily due to higher selling costs related to product launches.
Services Segment
Services segment SG&A increased $0.8 million, or 12.7%, to $7.1 million for the three months ended June 30, 2022, compared to $6.3 million for the three months ended June 30, 2021. This increase was driven by increased variable costs on higher sales.
Unallocated Corporate
Unallocated corporate G&A increased $4.6 million, or 18.0%, to $30.2 million for the three months ended June 30, 2022, from $25.6 million for the three months ended June 30, 2021. The increase was related to the following:
▪Increase in marketing and advertising of $4.0 million; and
▪Additional corporate compensation of approximately $0.8 million, driven by higher headcount; and

▪A legal contingency accrual of approximately $1.0 million; offset by approximately $1.0 million of costs related to the Company's refinance activity in 2021 that did not recur in 2022.
Interest expense, net
Interest expense, net, decreased $1.4 million to $6.3 million for the three months ended June 30, 2022, compared to $7.7 million for the three months ended June 30, 2021. This decrease was driven by the lower rates on the new debt, as the Company refinanced a majority of its debt in the second quarter of 2021.
Provision for income taxes
Our effective tax rate was 11.5% and (5.4%) for the three months ended June 30, 2022 and 2021, respectively, with a tax expense of $0.6 million and a tax benefit of $0.2 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign Global Intangible Low-Taxed Income (“GILTI “) income inclusion.
Segment Adjusted EBITDA
Products Segment
Products segment Adjusted EBITDA decreased $4.8 million, or 10.0% to $43.4 million for the three months ended June 30, 2022, compared to $48.2 million for the three months ended June 30, 2021. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The reduction in Products segment Adjusted EBITDA relates primarily to lower total sales partially offset by higher margin percentage on improved mix of manufactured vs. distributed products.
Services Segment
Services segment Adjusted EBITDA increased $1.7 million, or 56.5% to $4.7 million for the three months ended June 30, 2022, compared to $3.0 million for the three months ended June 30, 2021. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of clinic costs. Services segment EBITDA improved as a result of efficiency initiatives as well as the company’s scheduling optimization efforts and increased average dollar per pet served.
Unallocated Corporate
Unallocated corporate expenses consist of corporate costs including accounting, legal, human resources, information technology, and headquarters expenses, as well as executive compensation and company incentive compensation expenses, and other miscellaneous costs. Unallocated corporate costs have primarily grown due to the growth in the size of the Company. Adjustments to unallocated corporate costs include expenses related to specific events, such as acquisition expenses and integration costs. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.
The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30, 2022
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$42,352	$(361)	$(36,710)	$5,281
Adjustments:
Depreciation	1,028	1,635	852	3,515
Interest expense, net	—	—	6,299	6,299
Amortization	—	—	4,477	4,477
Acquisition costs(1)	—	—	156	156
Stock based compensation expense	—	—	2,843	2,843
Non same-store adjustment(3)	—	3,466	—	3,466
Integration costs and costs of discontinued clinics(4)	—	—	404	404
Litigation expenses	—	—	1,141	1,141
Adjusted EBITDA	$43,380	$4,740	$(20,538)	$27,582

	Three Months Ended June 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$46,462	$(3,347)	$(39,286)	$3,829
Adjustments:
Depreciation	991	1,288	864	3,143
Interest expense, net	—	—	7,655	7,655
Amortization	—	—	4,627	4,627
Acquisition costs(1)	—	—	86	86
Stock based compensation expense	—	—	2,439	2,439
Loss on debt extinguishment and related costs (2)	—	—	6,438	6,438
Non same-store adjustment(3)	—	5,087	—	5,087
Integration costs and costs of discontinued clinics(4)	734	—	1	735
Litigation expenses	—	—	320	320
Adjusted EBITDA	$48,187	$3,028	$(16,856)	$34,359
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(3) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(4) Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products and the corporate segments. Costs of discontinued clinics represent costs to close Services segment locations.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021
Net sales
Consolidated Net Sales
Consolidated net sales increased $2.4 million, or 0.4%, to $527.7 million for the six months ended June 30, 2022, compared to $525.4 million for the six months ended June 30, 2021. This increase was driven by price increases in both segments, as well as additional pet traffic in the Services segment and new products sold in the Products segment. The increase was partially offset by the loss of distribution business which reduced Product sales.
Products Segment
Product sales decreased $6.1 million, or 1.3%, to $466.8 million for the six months ended June 30, 2022, compared to $472.9 million for the six months ended June 30, 2021. This decrease was driven by lost distribution of certain manufacturers' products to certain customers which reduced sales by approximately $36.1 million. This reduction in sales was largely offset by price increases and the launch of several new products.
Services Segment
Services revenues increased $8.5 million, or 16.2%, from $52.5 million to $60.9 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Same-store sales increased $6.9 million, or 16.4%, to $49.0 million for the six months ended June 30, 2022, compared to $42.1 million for the six months ended June 30, 2021. The increase in same-store sales was driven by higher average dollars per pet, as well as increased pet counts in wellness centers, offset by fewer community clinics being run as part of the optimization efforts undertaken by the Company. Non same-store sales increased $1.6 million or 15.2%, to $12.0 million for the six months ended June 30, 2022, compared to $10.4 million for the six months ended June 30, 2021. The increase in non same-store sales was a result of opening additional wellness centers in 2021, as well as the maturation of clinics opened in the past six trailing quarters, offset by wellness centers aging into the same-store base.
Gross profit
Gross profit increased by $12.2 million, or 11.3%, to $119.6 million for the six months ended June 30, 2022, compared to $107.4 million for the six months ended June 30, 2021. This increase is due to efficiency improvements in the Services Segment due to clinic optimization efforts and higher average dollar per pet, as well as price increases in the Products segment, offset by the loss of certain distribution business.
Gross margin increased to 22.7% for the six months ended June 30, 2022, compared to 20.4% for the six months ended June 30, 2021. This increase was driven by product sales growth in higher margin items manufactured by the Company, price increases, and the loss of low margin distribution business resulting in Products segment improving 200 basis points. In the Services segment gross margin is up 580 basis points on the operational improvements and price increases previously mentioned.
Selling, general and administrative expenses
Consolidated SG&A increased by $15.0 million, or 17.9%, to $98.8 million for the six months ended June 30, 2022, compared to $83.8 million for the six months ended June 30, 2021. As a percentage of net sales, SG&A increased from 16.0% for the six months ended June 30, 2021 to 18.7% for the six months ended June 30, 2022, primarily due to the increase in marketing and advertising expenses, higher compensation and benefits, and increased legal contingency costs, partially offset by the amortization of $3.8 million due to the termination of an in-process research and development agreement that did not recur in 2022.
Products Segment
Products segment SG&A increased $3.4 million or approximately 16.4% to $24.1 million for the six months ended June 30, 2022, compared to $20.7 million for the six months ended June 30, 2021. This increase was driven by planned investment in selling costs related primarily to new product launches.

Services Segment
Services segment SG&A increased $1.9 million, or 16.5%, to $13.4 million for the six months ended June 30, 2022, compared to $11.5 million for the six months ended June 30, 2021. This increase was driven by increased wages and marketing related to new clinic rollouts, as well as increased variable costs on higher sales.
Unallocated Corporate
Unallocated corporate SG&A increased $9.9 million, or 19.2%, to $61.5 million for the six months ended June 30, 2022, from $51.6 million for the six months ended June 30, 2021. The increase was related to the following:
▪Additional corporate compensation of approximately $5.9 million, driven by growth in headcount and wage rates;
▪Increase in marketing and advertising of approximately $5.5 million; and
▪Legal contingency accruals increasing approximately $3.1 million; offset by
▪Lower amortization due to the $3.8 million in accelerated amortization recorded in the prior period related to the in-process research and development asset, with no comparable event in the current year; and
▪Costs related to the Company's refinance of approximately $1.0 million, with no comparable event in the current year.
Interest expense, net
Interest expense, net, decreased $0.1 million to $12.4 million for the six months ended June 30, 2022, compared to $12.5 million for the six months ended June 30, 2021. This decrease was driven by the refinance completed in 2021 resulting in lower interest rates on a large proportion of the Company's debt, offset partially by higher borrowing.
Provision for income taxes
Our effective tax rate was 8.5% and (2.1%) for the six months ended June 30, 2022 and 2021, respectively, with a tax expense of $0.7 million and a tax benefit of $0.1 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI income inclusion.
Segment Adjusted EBITDA
Products Segment
Products segment Adjusted EBITDA increased $4.3 million, or 5.0% to $91.3 million for the six months ended June 30, 2022, compared to $87.0 million for the six months ended June 30, 2021. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are manufactured by PetIQ, or are distributed for other manufacturers. The Company benefited in the current period by increased sales of manufactured products, from 25.4% of product sales to 27.7% of product sales.
Services segment Adjusted EBITDA increased $2.7 million, or 52.7% to $7.8 million for the six months ended June 30, 2022, compared to $5.1 million for the six months ended June 30, 2021. Services segment Adjusted EBITDA can fluctuate considerably based on the volume of pets seen in clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the opening of new wellness centers and the impact of the Company’s same-store portfolio, discussed further below. Services segment Adjusted EBITDA improved due to the optimization efforts previously noted.

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Six Months Ended June 30, 2022
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$89,251	$(6,092)	$(74,597)	$8,562
Adjustments:
Depreciation	2,038	3,285	1,874	7,197
Interest expense, net	—	—	12,420	12,420
Amortization	—	—	9,000	9,000
Acquisition costs(1)	—	—	156	156
Stock based compensation expense	—	—	6,666	6,666
Non same-store adjustment(3)	—	10,631	—	10,631
Integration costs and costs of discontinued clinics(4)	—	—	743	743
Litigation expenses	—	—	3,802	3,802
Adjusted EBITDA	$91,289	$7,824	$(39,936)	$59,177

	Six Months Ended June 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$84,314	$(8,081)	$(69,943)	$6,290
Adjustments:
Depreciation	1,931	2,470	1,873	6,274
Interest expense, net	—	—	12,525	12,525
Amortization	—	—	13,055	13,055
Acquisition costs(1)	—	—	92	92
Stock based compensation expense	—	—	4,561	4,561
Loss on debt extinguishment and related costs (2)	—	—	6,438	6,438
Non same-store adjustment(3)	—	10,735	—	10,735
Integration costs and costs of discontinued clinics(4)	734	—	(47)	687
Litigation expenses	—	—	563	563
Adjusted EBITDA	$86,979	$5,124	$(30,883)	$61,220
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(3) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(4) Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products and the corporate segments. Costs of discontinued clinics represent costs to close Services segment locations.
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
Our management does not, and you should not, consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:
•EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA does not reflect the interest expenses, or the cash requirements necessary to service interest or principal payments, on our debts;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing core operations; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementary. You should review the reconciliations of net income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$4,678	$4,034	$7,838	$6,420
Plus:
Tax expense (benefit)	603	(205)	724	(130)
Depreciation	3,515	3,143	7,197	6,274
Amortization	4,477	4,627	9,000	13,055
Interest expense, net	6,299	7,655	12,420	12,525
EBITDA	$19,572	$19,254	$37,179	$38,144
Acquisition costs(1)	156	86	156	92
Loss on debt extinguishment and related costs(2)	—	6,438	—	6,438
Stock based compensation expense	2,843	2,439	6,666	4,561
Non same-store adjustment (3)	3,466	5,087	10,631	10,735
Integration costs and costs of discontinued clinics(4)	404	735	743	687
Litigation expenses	1,141	320	3,802	563
Adjusted EBITDA	$27,582	$34,359	$59,177	$61,220
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(3) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(4) Integration costs and costs of discontinued clinics represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. Depending on the type of costs, the costs are primarily in the Products and the corporate segments. Costs of discontinued clinics represent costs to close Services segment locations.
Financial Condition, Liquidity, and Capital Resources
Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents were $5.4 million and $79.4 million, respectively. As of June 30, 2022, we had $5.0 million outstanding under a revolving credit facility, $297.0 million under a term loan, $143.8 million of outstanding Convertible Notes, and $21.6 million in other debt. Our debt agreements bear interest at rates between 2.4% and 4.75%.
Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to fund Inventory and Accounts Receivable to support our sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30, 2022 and December 31, 2021, we had working capital (current assets less current liabilities) of $224.5 million and $200.5 million, respectively.
We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our credit facilities will be adequate to meet our operating, investing, and financing needs for the foreseeable future. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.
Cash Flows
Cash used in Operating Activities
Net cash used in operating activities was $65.4 million for the six months ended June 30, 2022, compared to $46.2 million for the six months ended June 30, 2021. The change in operating cash flows primarily reflects higher cash usage for working capital partially offset by higher earnings. Working capital changes are driven primarily by accounts receivable growth on seasonality and timing of sales within the period. Net changes in assets and liabilities accounted for $97.6 million in cash used in operating activities for the six months ended June 30, 2022 compared to $83.4 million of cash used in operating activities for the six months ended June 30, 2021.
Cash used in Investing Activities
Net cash used in investing activities was $8.0 million for the six months ended June 30, 2022, compared to $18.0 million for the six months ended June 30, 2021. The decrease in net cash used in investing activities is a result of lower investment in new wellness centers as well as the investment in construction of a new corporate headquarters in 2021 that did not recur in 2022.
Cash (used in) provided by Financing Activities
Net cash used in financing activities was $0.3 million for the six months ended June 30, 2022, compared to net cash provided by financing activities of $57.8 million for the six months ended June 30, 2021. The change in cash (used in) provided by financing activities is primarily driven by the refinance activities that occurred in 2021 and did not recur in 2022 as well as significant option exercise activity in 2021 that did not recur in 2022.
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
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2022, we had variable rate debt of approximately $302.0 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended June 30, 2022 by approximately $0.8 million.
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employees compensation and benefits, products that we distribute, and components of products we manufacture. We believe the effects of inflation, if any, on our historical results of operations and financial condition have not been material. We may not be able to increase prices to our customers sufficiently to offset these increased costs.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Examples of forward-looking statements include, without limitation:
•statements regarding our strategies, results of operations or liquidity;
•statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
•statements of management’s goals and objectives; and
•assumptions underlying statements regarding us or our business.
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; economic and market conditions, the impact of COVID-19 on our business and the global economy; our ability to successfully grow our business through acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on

Form 10-K for the year ended December 31, 2021, and other reports filed from time to time with the Securities and Exchange Commission.
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
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that affect. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to Note 9, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this quarterly report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 1, 2022.

Global economic conditions may harm our industry, business and results of operations.

We operate globally and as a result, our business, revenues and profitability are impacted by global macroeconomic conditions. The success of our activities is affected by general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, political instability, warfare, changes in laws, trade barriers, and economic and trade sanctions. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the global outbreak of COVID-19 in 2020 and the Russian invasion of Ukraine in 2022. Furthermore, inflation rates in the U.S. have recently increased to levels not seen in decades. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. These unfavorable economic conditions could increase our operating costs and our profitability could be negatively affected. Geopolitical destabilization and warfare have impacted and could continue to impact global currency exchange rates, commodity prices, trade and movement of resources, which may adversely affect the buying power of our customers, our access to and cost of resources from our suppliers, and ability to operate or grow our business. In addition, from time to time, the U.S. and other key international economies have been impacted by geopolitical and economic instability, high levels of credit defaults, international trade disputes, changes in demand for various goods and services, high levels of persistent unemployment, wage and income stagnation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies, international trade agreements, export controls, economic and trade sanctions, and overall economic uncertainty. These conditions can arise suddenly and could adversely affect our customers' or prospective customers' ability or willingness to purchase our products and services, delay purchasing decisions, all of which could harm our operating results. Further, while our ability to do business has not been materially affected, the Russian invasion of Ukraine and the global restrictive measures that have been taken, and could be taken in the future, have created significant global economic uncertainty that could prolong and escalate tensions and expand the geopolitical conflict, which could have a lasting impact on regional and global economies, any of which could harm our business and operating results.

Item 6. Exhibits. –

3.1	Second Amended and Restated Certificate of Incorporation of PetIQ, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022).
3.2	Amended and Restated Bylaws of PetIQ, Inc. (incorporated by reference to Exhibit 3.21 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022).
10.1	Form of Transition Support Agreement and General Release, between PetIQ, Inc., and Susan Sholtis. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2022).
10.2	Amended and Restated 2017 Omnibus Incentive Plan of PetIQ, Inc. ((incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2022).incorporated by reference to the Company’s Proxy Statement filed on April 15, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

August 9, 2022	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)