Form 10-Q
period 2022-09-30
PetIQ, Inc.
filed 2022-11-09
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2022, we had 28,973,468 shares of Class A common stock and 252,540 shares of Class B common stock outstanding.

PetIQ, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continuing,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “project,” “should,” “will,” and similar expressions. Examples of forward-looking statements include, without limitation:
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

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	September 30, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$56,718	$79,406
Accounts receivable, net	125,024	113,947
Inventories	147,049	96,440
Other current assets	7,392	8,896
Total current assets	336,183	298,689
Property, plant and equipment, net	74,823	76,613
Operating lease right of use assets	19,394	20,489
Other non-current assets	1,429	2,024
Intangible assets, net	176,936	190,662
Goodwill	182,949	231,110
Total assets	$791,714	$819,587
Liabilities and equity
Current liabilities
Accounts payable	$73,399	$55,057
Accrued wages payable	13,795	12,704
Accrued interest payable	2,947	3,811
Other accrued expenses	11,009	11,680
Current portion of operating leases	6,266	6,500
Current portion of long-term debt and finance leases	8,491	8,350
Total current liabilities	115,907	98,102
Operating leases, less current installments	14,005	14,843
Long-term debt, less current installments	444,598	448,470
Finance leases, less current installments	1,481	2,493
Other non-current liabilities	411	459
Total non-current liabilities	460,495	466,265
Equity
Additional paid-in capital	376,277	368,006
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,319 and 29,139 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 100,000 shares authorized; 252 and 272 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 and 0 shares, respectively	(3,857)	—
Accumulated deficit	(155,898)	(114,525)
Accumulated other comprehensive loss	(3,138)	(684)
Total stockholders' equity	213,413	252,826
Non-controlling interest	1,899	2,394
Total equity	215,312	255,220
Total liabilities and equity	$791,714	$819,587
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Product sales	$176,217	$181,557	$642,981	$654,448
Services revenue	33,508	28,977	94,453	81,444
Total net sales	209,725	210,534	737,434	735,892
Cost of products sold	131,414	142,009	485,833	510,673
Cost of services	27,541	26,453	81,222	75,720
Total cost of sales	158,955	168,462	567,055	586,393
Gross profit	50,770	42,072	170,379	149,499
Operating expenses
Selling, general and administrative expenses	45,984	45,252	144,815	129,066
Goodwill impairment	47,264	—	47,264	—
Operating (loss) income	(42,478)	(3,180)	(21,700)	20,433
Interest expense, net	7,276	6,168	19,696	18,693
Loss on debt extinguishment	—	—	—	5,453
Other expense (income), net	172	(1,337)	(31)	(1,992)
Total other expense, net	7,448	4,831	19,665	22,154
Pretax net loss	(49,926)	(8,011)	(41,365)	(1,721)
Income tax benefit (expense)	355	(317)	(368)	(187)
Net loss	(49,571)	(8,328)	(41,733)	(1,908)
Net loss attributable to non-controlling interest	(435)	(426)	(360)	(65)
Net loss attributable to PetIQ, Inc.	$(49,136)	$(7,902)	$(41,373)	$(1,843)
Net loss per share attributable to PetIQ, Inc. Class A common stock
Basic	$(1.68)	$(0.27)	$(1.42)	$(0.07)
Diluted	$(1.68)	$(0.27)	$(1.42)	$(0.07)
Weighted Average shares of Class A common stock outstanding
Basic	29,224	28,940	29,224	27,949
Diluted	29,224	28,940	29,224	27,949
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Loss (Unaudited, in 000’s)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(49,571)	$(8,328)	$(41,733)	$(1,908)
Foreign currency translation adjustment	(942)	(711)	(2,475)	(207)
Comprehensive loss	(50,513)	(9,039)	(44,208)	(2,115)
Comprehensive loss attributable to non-controlling interest	(442)	(436)	(381)	(68)
Comprehensive loss attributable to PetIQ, Inc.	$(50,071)	$(8,603)	$(43,827)	$(2,047)
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(41,733)	$(1,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization of intangible assets and loan fees	26,564	28,936
Loss on debt extinguishment	—	5,453
Loss (gain) on disposition of property, plant, and equipment	56	(1,185)
Stock based compensation expense	8,904	7,188
Goodwill impairment	47,264	—
Other non-cash activity	(7)	133
Changes in assets and liabilities
Accounts receivable	(11,219)	(21,910)
Inventories	(50,847)	(10,040)
Other assets	1,924	(883)
Accounts payable	18,957	(4,498)
Accrued wages payable	1,083	2,664
Other accrued expenses	(1,818)	6,515
Net cash (used in) provided by operating activities	(872)	10,465
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	5,055
Purchase of property, plant, and equipment	(9,797)	(24,577)
Net cash used in investing activities	(9,797)	(19,522)
Cash flows from financing activities
Proceeds from issuance of long-term debt	44,000	630,568
Principal payments on long-term debt	(49,700)	(595,321)
Repurchase of Class A common stock	(3,857)	—
Tax distributions to LLC Owners	—	(70)
Principal payments on finance lease obligations	(1,097)	(1,573)
Payment of deferred financing fees and debt discount	—	(6,454)
Tax withholding payments on Restricted Stock Units	(862)	(901)
Exercise of options to purchase Class A common stock	115	12,617
Net cash (used in) provided by financing activities	(11,401)	38,866
Net change in cash and cash equivalents	(22,070)	29,809
Effect of exchange rate changes on cash and cash equivalents	(618)	(91)
Cash and cash equivalents, beginning of period	79,406	33,456
Cash and cash equivalents, end of period	$56,718	$63,174
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Nine Months Ended September 30,
Supplemental cash flow information	2022	2021
Interest paid	$18,550	$12,151
Net change in property, plant, and equipment acquired through accounts payable	376	889
Finance lease additions	59	544
Income taxes paid, net of refunds	258	282
Accrued tax distribution	—	7
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three months ended September 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - July 1, 2022	$(106,762)	$(2,203)	29,304	$29	—	$—	252	$—	$374,057	$2,320	$267,441
Other comprehensive loss	—	(935)	—	—	—	—	—	—	—	(7)	(942)
Treasury stock purchased	—	—	—	—	373	(3,857)	—	—	—	—	(3,857)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,217	21	2,238
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	15	—	—	—	—	—	3	—	3
Net loss	(49,136)	—	—	—	—	—	—	—	—	(435)	(49,571)
Balance - September 30, 2022	$(155,898)	$(3,138)	29,319	$29	373	$(3,857)	252	$—	$376,277	$1,899	$215,312

	Nine months ended September 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2022	$(114,525)	$(684)	29,139	$29	—	$—	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	—	—	(20)	—	192	(192)	—
Other comprehensive loss	—	(2,454)	—	—	—	—	—	—	—	(21)	(2,475)
Treasury stock purchased	—	—	—	—	373	(3,857)	—	—	—	—	(3,857)
Stock based compensation expense	—	—	—	—	—	—	—	—	8,826	78	8,904
Exercise of options to purchase common stock	—	—	2	—	—	—	—	—	115	—	115
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	158	—	—	—	—	—	(862)	—	(862)
Net loss	(41,373)	—	—	—	—	—	—	—	—	(360)	(41,733)
Balance - September 30, 2022	$(155,898)	$(3,138)	29,319	$29	373	$(3,857)	252	$—	$376,277	$1,899	$215,312

	Three months ended September 30, 2021
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - July 1, 2021	$(92,499)	$(126)	28,909	$29	—	$—	425	$—	$358,506	$3,714	$269,624
Exchange of LLC Interests held by LLC Owners	—	3	133	—	—	—	(133)	—	769	(772)	—
Accrued tax distributions	—	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	(702)	—	—	—	—	—	—	—	(10)	(712)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,581	46	2,627
Exercise of options to purchase common stock	—	—	2	—	—	—	—	—	29	—	29
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	21	—	—	—	—	—	(49)	—	(49)
Net loss	(7,902)	—	—	—	—	—	—	—	—	(426)	(8,328)
Balance - September 30, 2021	$(100,401)	$(825)	29,065	$29	—	$—	292	$—	$361,836	$2,552	$263,191

	Nine months ended September 30, 2021
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2021	$(98,558)	$(686)	25,711	$26	—	$—	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	66	2,748	3	—	—	(2,748)	(3)	23,593	(23,659)	—
Accrued tax distributions	—	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	(205)	—	—	—	—	—	—	—	(3)	(208)
Stock based compensation expense	—	—	—	—	—	—	—	—	6,885	303	7,188
Exercise of options to purchase common stock	—	—	533	—	—	—	—	—	12,617	—	12,617
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	73	—	—	—	—	—	(901)	—	(901)
Net loss	(1,843)	—	—	—	—	—	—	—	—	(65)	(1,908)
Balance - September 30, 2021	$(100,401)	$(825)	29,065	$29	—	$—	292	$—	$361,836	$2,552	$263,191
Note that certain figures shown in the tables above may not recalculate due to rounding.
See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1 — Principal Business Activity and Significant Accounting Policies
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
We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segment consists of veterinary and wellness services and related product sales provided by the Company directly to consumers.
We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“OpCo”) and, through HoldCo, operate and control all of the business and affairs of OpCo.
The condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (the "Annual Report"). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three and nine months ended September 30, 2022.
Note 2 — Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, OpCo entered into an asset-based credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured financing of $125.0 million (which may be increased by up to $50.0 million in certain circumstances) (the "ABL"), subject to a borrowing base limitation. The borrowing base for the ABL at any time equals the sum of: (i) 90% of eligible investment-grade accounts receivable; plus (ii) 85% of eligible other accounts receivable; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of OpCo, 100% of qualified cash; minus (v) reserves. The ABL bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. The interest rate at September 30, 2022 was 4.39%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.
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
Senior Secured Term Loan Facility
On April 13, 2021, OpCo entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances) (the "Term Loan B"). The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate. LIBOR rates are subject to a 0.50% floor. The interest rate at September 30, 2022 was 7.07%. The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.
The credit agreement governing the Term Loan B does not require OpCo to comply with any financial maintenance covenants but contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default.
The following represents the Company’s long-term debt as of:

$'s in 000's	September 30, 2022	December 31, 2021
Convertible notes	$143,750	$143,750
Term loans	296,250	298,500
Revolving credit facility	—	—
Other debt	20,645	23,518
Net discount on debt and deferred financing fees	(8,979)	(10,418)
	$451,666	$455,350
Less current maturities of long-term debt	(7,068)	(6,880)
Total long-term debt	$444,598	$448,470
Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of September 30, 2022, are as follows:

($'s in 000's)
Remainder of 2022	$2,681
2023	7,124
2024	7,390
2025	3,600
2026	147,350
Thereafter	292,500
As part of the termination of the Company's previous debt facilities, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in Selling, general and administrative expenses for the nine months ended September 30, 2021.

Note 3 — Leases
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
The components of lease expense consists of the following:

	For the Three Months Ended		For the Nine Months Ended
$'s in 000's	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost
Amortization of right-of-use assets	$455	$412	$1,438	$1,781
Interest on lease liabilities	64	63	185	277
Operating lease cost	1,509	1,435	4,823	4,059
Variable lease cost(1)	280	363	1,061	978
Short-term lease cost	5	4	18	10
Sublease income	(65)	(65)	(195)	(173)
Total lease cost	$2,248	$2,212	$7,330	$6,932
(1)Variable lease cost primarily relates to percentage rent, common area maintenance, property taxes, and insurance on leased real estate.
Other information related to leases was as follows as of:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	3.42	4.01
Finance leases	2.00	2.50
Weighted-average discount rate
Operating leases	4.5%	5.0%
Finance leases	4.5%	4.7%

Annual future commitments under non-cancelable leases as of September 30, 2022, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
Remainder of 2022	$1,796	$407
2023	7,190	1,702
2024	5,665	622
2025	4,639	239
2026	2,288	79
Thereafter	179	—
Total minimum future obligations	$21,758	$3,049
Less interest	(1,487)	(145)
Present value of net future minimum obligations	20,271	2,904
Less current lease obligations	(6,266)	(1,423)
Long-term lease obligations	$14,005	$1,481
Supplemental cash flow information:

	For the Nine Months Ended
$'s in 000's	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$185	$277
Operating cash flows from operating leases	4,945	3,928
Financing cash flows from finance leases	1,097	1,573
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	3,864	4,828
Finance leases	59	141
Note 4 — Intangible Assets and Goodwill
Goodwill and non-amortizable intangible assets

The Company tests goodwill and indefinite lived intangibles for impairment at least annually or more frequently whenever events or circumstances occur indicating that it might be impaired. During the three months ended September 30, 2022, the Company’s market capitalization declined significantly, driven by rising interest rates and macroeconomic conditions. Additionally, the Company has slowed its expansion plans for the Services reporting unit. Based on these events, the Company concluded that an indicator of impairment existed for the Services reporting unit related to its goodwill during the three months ended September 30, 2022.

Goodwill impairment is evaluated based on a discounted cash flow method (Level 3). Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill. In addition, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.

As a result of the Company's interim impairment test, the Company determined that the fair value of the Services reporting unit was less than it's carrying value, resulting in a non-cash goodwill impairment charge of $47.3 million during the three and nine months ended September 30, 2022. No impairment was recognized for the three and nine months ended September 30, 2021.

Amortizable intangibles

Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Due to the aforementioned goodwill impairment, during the three months ended September 30, 2022, the Company determined that a triggering event had occurred for certain amortizable intangible assets and conducted Step 1 of impairment testing utilizing undiscounted cash flows. No additional impairment was recorded as a result of this test.
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	September 30, 2022	December 31, 2021
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	159,956	160,167
Patents and processes	5-10 years	14,494	14,843
Brand names	5-15 years	24,568	24,731
Total amortizable intangibles		199,368	200,091
Less accumulated amortization		(57,339)	(44,438)
Total net amortizable intangibles		142,029	155,653
Non-amortizable intangibles
Trademarks and other		33,239	33,341
In-process research and development		1,668	1,668
Intangible assets, net of accumulated amortization		$176,936	$190,662
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended September 30, 2022 and 2021 was $4.6 million and $4.6 million, respectively, and $13.6 million and $17.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The in-process research and development (“IPRD”), intangible assets represent the value assigned to three acquired Research and Development ("R&D") projects that principally represent rights to develop and sell products that the Company has acquired which has not yet been completed or approved. The IPRD acquired as part of the Perrigo Animal Health Acquisition is accounted for as an indefinite-lived asset until the product is available for sale and regulatory approval is obtained, or abandonment of the associated research and development efforts. If the research and development efforts are successfully completed, the IPRD would be amortized over its then estimated useful life. The fair value of the IPRD was estimated using the multi-period excess earnings income method. The projected cash flows estimates for the future products were based on certain key assumptions including estimates of future revenues and expenses, taking into account the stage of development at the acquisition date and the resources needed to complete development. In the event that the efforts are not successful, the Company will write off the relevant IPRD in the period in which it is no longer considered feasible. During the nine months ended September 30, 2021, the Company opted out of two of the acquired projects, effectively abandoning the associated research and development efforts. Accordingly, the Company wrote off the associated IPRD assets of $3.8 million, the expense for which is included as amortization expense in selling, general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2022	$4,473
2023	16,875
2024	14,526
2025	13,874
2026	13,292
Thereafter	79,052

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2021 to September 30, 2022:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2021	183,894	47,264	231,158
Foreign currency translation	(48)	—	(48)
Goodwill as of December 31, 2021	183,846	47,264	231,110
Foreign currency translation	(897)	—	(897)
Impairment	—	(47,264)	(47,264)
Goodwill as of September 30, 2022	$182,949	$—	$182,949
Note 5 — Income Tax
Our effective tax rate from continuing operations was 0.7% and (0.9)% for the three and nine months ended September 30, 2022, respectively, and (4.0)% and (10.8)% for the three and nine months ended September 30, 2021, respectively, including discrete items. Income tax expense for the three and nine months ended September 30, 2022 and 2021 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign global intangible low-taxed income inclusion.
The Company has assessed the realizability of the net deferred tax assets as of September 30, 2022 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for deferred tax assets of $106.3 million as of September 30, 2022 and December 31, 2021. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
Note 6 — Earnings per Share
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
(in 000's, except for per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(49,571)	$(8,328)	$(41,733)	$(1,908)
Less: net loss attributable to non-controlling interests	(435)	(426)	(360)	(65)
Net loss attributable to PetIQ, Inc. — basic and diluted	(49,136)	(7,902)	(41,373)	(1,843)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,224	28,940	29,224	27,949
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of conversion of Notes	—	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	29,224	28,940	29,224	27,949

Loss per share of Class A common stock — basic	$(1.68)	$(0.27)	$(1.42)	$(0.07)
Loss per share of Class A common stock — diluted	$(1.68)	$(0.27)	$(1.42)	$(0.07)
Shares of the Company’s Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The computation of dilutive effect of other potential common shares excludes all stock options and restricted stock units for the three and nine months ended September 30, 2022 and 2021, as the inclusion under the treasury stock method would have been antidilutive. The dilutive impact of the Notes have not been included in the dilutive loss per share calculation for the three and nine months ended September 30, 2022 and 2021 as they would have been antidilutive.
Note 7 — Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The PetIQ, Inc. Amended and Restated 2017 Omnibus Incentive Plan, (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), and other stock-based awards. On June 22, 2022, the Company’s stockholders approved an amendment and restatement of the Plan to, among other things, increase the total number of shares of the Company’s Class A common stock reserved and available for issuance thereunder by 1,890 thousand shares resulting in a total of 5,804 thousand shares of Class A common stock issuable under the Plan. As of September 30, 2022 and 2021, 2,081 thousand and 713 thousand shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.
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
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.5 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $4.5 million for the three and nine months ended September 30, 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Expected term (years) (1)	6.25	6.17
Expected volatility (2)	37.21%	33.45%
Risk-free interest rate (3)	1.44%	0.89%
Dividend yield (4)	0.00%	0.00%
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
The weighted average grant date fair value of stock options granted during the period ended September 30, 2022 was $9.14 per option. At September 30, 2022, total unrecognized compensation cost related to unvested stock options was $3.7 million and is expected to be recognized over a weighted-average period of 2.1 years.

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2021	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(583)	23.05	$8,499
Forfeited	(64)	24.84
Cancelled	(25)	25.70
Outstanding at December 31, 2021	1,768	$26.51	$2,897	7.3
Granted	37	21.91
Exercised	(2)	19.49	$10
Forfeited	(72)	30.70
Cancelled	(62)	32.96
Outstanding at September 30, 2022	1,669	$26.00	$—	6.5
Options exercisable at September 30, 2022	1,130

Restricted Stock Units
The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s Class A common stock on the date of grant. At September 30, 2022, total unrecognized compensation cost related to unvested RSUs was $17.2 million and is expected to vest over a weighted average period of 3.0 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.7 million and $6.1 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $3.6 million for the three and nine months ended September 30, 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended September 30, 2022.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	317	$22.91
Granted	268	37.91
Settled	(103)	24.81
Forfeited	(23)	26.02
Outstanding at December 31, 2021	459	$31.08
Granted	795	20.42
Settled	(202)	28.25
Forfeited	(124)	37.36
Nonvested RSUs at September 30, 2022	929	$23.14
Note 8 — Stockholders Equity
Exchanges
During the nine months ended September 30, 2022 holders of Class B common stock and LLC membership interests in HoldCo ("LLC Interests") exercised exchange rights and exchanged 20 thousand Class B common shares and corresponding LLC Interests for newly issued shares of Class A common stock. The LLC Agreement of HoldCo generally allows for exchanges on the last day of each calendar month.
Stock repurchase program

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. During the three and nine months ended September 30, 2022 the Company repurchased 373,408 shares at a weighted average price of $10.33 per share.

Note 9 — Non-Controlling Interests
The following table presents the outstanding LLC Interests and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2021	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions	—	660	660
Exchange transactions	(2,768)	2,768	—
As of December 31, 2021	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions		160	160
Exchange transactions	(20)	20	—
Unit redemption	—	(373)	(373)
As of September 30, 2022	252	28,946	29,198	0.9%	99.1%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three and nine months ended September 30, 2022 the Company owned a weighted average of 99.1%, of HoldCo, and for the three and nine months ended September 30, 2021 the Company owned a weighted average of 98.6% and 95.8%, respectively.
Note 10 — Customer Concentration
The Company has significant exposure to customer concentration. During the three and nine months ended September 30, 2022, three customers individually accounted for more than 10% of sales, comprising 44% and 44% of net sales in aggregate, respectively for such periods. During the three and nine months ended September 30, 2021, two customers and one customer individually accounted for more than 10% of sales, comprising 41% and 26% of net sales in aggregate in both such periods, respectively.
At September 30, 2022 two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 51% of outstanding trade receivables, net. At December 31, 2021 one Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 47% of outstanding trade receivables, net.
Note 11 — Commitments and Contingencies
Litigation Contingencies
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that affect. As of September 30, 2022 and December 31, 2021 the Company had $1.2 million and $3.5 million accrued on the condensed consolidated balance sheet, respectively. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2021, the Company entered into mediation with a third party who had filed a class action lawsuit against the Company. As a result of that mediation, the Company accrued the expected settlement of $1.4 million as SG&A expense during the period, the settlement and final payment are expected to be finalized in the three months ended December 31, 2022.
Additionally, during the nine months ended September 30, 2022, the Company settled a lawsuit brought by a former supplier to the Company related to the redemption of ownership interest for $5.5 million. The Company had an accrued obligation of $2.0 million related to the lawsuit recorded as of December 31, 2021. During the nine months ended September, 30, 2022, the Company recorded an additional $3.5 million of expense in the condensed consolidated statements of operations and paid $5.5 million in full satisfaction of the lawsuit.

Commitments
We have commitments for leases and long-term debt that are discussed further in Note 2, Debt, and Note 3, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
Note 12 — Segments
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
Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services	Unallocated Corporate	Total
September 30, 2022
Net sales	$176,217	$33,508	$—	$209,725
Segment Adjusted EBITDA	35,634	4,226	(20,651)	19,209
Depreciation expense	1,001	1,671	904	3,576
Capital expenditures	1,114	85	572	1,771

$'s in 000's	Products	Services	Unallocated Corporate	Total
September 30, 2021
Net sales	$181,557	$28,977	$—	$210,534
Segment Adjusted EBITDA	33,678	3,821	(21,135)	16,364
Depreciation expense	982	1,454	709	3,145
Capital expenditures	578	2,177	3,520	6,275
Financial information relating to the Company’s operating segments for the nine months ended:

$'s in 000's	Products	Services	Unallocated Corporate	Total
September 30, 2022
Net sales	$642,981	$94,453	$—	$737,434
Segment Adjusted EBITDA	126,923	12,050	(60,588)	78,385
Depreciation expense	3,039	4,956	2,778	10,773
Capital expenditures	5,352	2,507	1,938	9,797

$'s in 000's	Products	Services	Unallocated Corporate	Total
September 30, 2021
Net sales	$654,448	$81,444	$—	$735,892
Segment Adjusted EBITDA	120,657	8,945	(52,018)	77,584
Depreciation expense	2,913	3,924	2,582	9,419
Capital expenditures	1,533	8,810	14,234	24,577

The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted EBITDA:
Product	$35,634	$33,678	$126,923	$120,657
Services	4,226	3,821	12,050	8,945
Unallocated Corporate	(20,651)	(21,135)	(60,588)	(52,018)
Segment Adjusted EBITDA	19,209	16,364	78,385	77,584
Adjustments:
Depreciation	(3,576)	(3,145)	(10,773)	(9,419)
Amortization	(4,602)	(4,627)	(13,602)	(17,682)
Interest expense, net	(7,276)	(6,168)	(19,696)	(18,693)
Goodwill impairment(1)	(47,264)	—	(47,264)	—
Acquisition costs(2)	(1,035)	—	(1,191)	(92)
Loss on debt extinguishment and related costs(3)	—	—	—	(6,438)
Stock based compensation expense	(2,238)	(2,627)	(8,904)	(7,188)
Non same-store adjustment(4)	(2,944)	(6,195)	(13,575)	(16,930)
Integration costs and costs of discontinued clinics(5)	(200)	1,041	(943)	354
Litigation expenses	—	(2,323)	(3,802)	(2,886)
CFO Transition	—	(331)	—	(331)
Pretax net loss	$(49,926)	$(8,011)	$(41,365)	$(1,721)
Income tax (expense) benefit	355	(317)	(368)	(187)
Net loss	$(49,571)	$(8,328)	$(41,733)	$(1,908)
(1) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions. Additionally, the Company made the strategic decision to slow expansion plans for the Services business this year.
(2) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(3) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(4) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
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
Supplemental geographic disclosures are below.

	Nine Months Ended September 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$637,385	$5,597	$642,981
Service revenue	94,453	—	94,453
Total net sales	$731,838	$5,597	$737,434

	Nine Months Ended September 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$649,232	$5,216	$654,448
Service revenue	81,444	—	81,444
Total net sales	$730,676	$5,216	$735,892

	Three Months Ended September 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$174,517	$1,700	$176,217
Service revenue	33,508	—	33,508
Total net sales	$208,026	$1,700	$209,725

	Three Months Ended September 30, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$179,759	$1,798	$181,557
Service revenue	28,977	—	28,977
Total net sales	$208,736	$1,798	$210,534
Property, plant, and equipment by geographic location is below.

	September 30, 2022	December 31, 2021
United States	$71,318	$75,315
Europe	3,505	1,298
Total	$74,823	$76,613
Note 13 — Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance, which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is generally paid directly to the relevant insurance company, amounted to $7.2 million and $6.8 million for policies that cover the nine months ended September 30, 2022 and 2021, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.2 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2021 and related notes included in the Annual Report on Form 10-K for PetIQ, Inc., filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to PetIQ, Inc. and our consolidated subsidiaries.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to PetIQ, Inc. and our consolidated subsidiaries.

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
We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary and wellness services and and products provided by the Company directly to consumers.
We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“OpCo”) and, through HoldCo, operate and control all of the business and affairs of OpCo.

Macroeconomic Considerations

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russian invasion of Ukraine have led to economic uncertainty. These factors may reduce economic growth, increase the chances of a global recession, and affect consumers’ ability to pay for our products and services.

The global COVID-19 pandemic created significant volatility, disruption and uncertainty. We have continued to experience certain negative effects as a result of the pandemic, including labor related shortages. Nonetheless, COVID-19 has presented new opportunities for our business as it has accelerated pet owner purchases of veterinary-grade pet products from retail and e-commerce channels. Consumers have started to resume normal activities, including seeking in person veterinary care for their companion animals, and more businesses have commenced resuming operations. There can be no assurance that such positive trends will continue or that there will not be any increases of new infections or new variants that may impede or reverse recovery and such positive trends.

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. However, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our most recent Annual Report on Form 10-K.

Stock Repurchase Program

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. During the three and nine months ended September 30, 2022, the Company repurchased 373,408 shares at a weighted average price of $10.33 per share.

Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product sales	$176,217	$181,557	84.0%	86.2%
Services revenue	33,508	28,977	16.0%	13.8%
Total net sales	209,725	210,534	100.0%	100.0%
Cost of products sold	131,414	142,009	62.7%	67.5%
Cost of services	27,541	26,453	13.1%	12.6%
Total cost of sales	158,955	168,462	75.8%	80.0%
Gross profit	50,770	42,072	24.2%	20.0%
Selling, general and administrative expenses	45,984	45,252	21.9%	21.5%
Goodwill impairment	47,264	—	22.5%	—%
Operating (loss) income	(42,478)	(3,180)	(20.3)%	(1.5)%
Interest expense, net	7,276	6,168	3.5%	2.9%
Other expense (income), net	172	(1,337)	0.1%	(0.6)%
Total other expense, net	7,448	4,831	3.6%	2.3%
Pretax net loss	(49,926)	(8,011)	(23.8)%	(3.8)%
Income tax benefit (expense)	355	(317)	0.2%	(0.2)%
Net loss	(49,571)	(8,328)	(23.6)%	(4.0)%

	For the Nine Months Ended		% of Net Sales
$'s in 000's	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product sales	$642,981	$654,448	87.2%	88.9%
Services revenue	94,453	81,444	12.8%	11.1%
Total net sales	737,434	735,892	100.0%	100.0%
Cost of products sold	485,833	510,673	65.9%	69.4%
Cost of services	81,222	75,720	11.0%	10.3%
Total cost of sales	567,055	586,393	76.9%	79.7%
Gross profit	170,379	149,499	23.1%	20.3%
Selling, general and administrative expenses	144,815	129,066	19.6%	17.5%
Goodwill impairment	47,264	—	6.4%	—%
Operating (loss) income	(21,700)	20,433	(2.9)%	2.8%
Interest expense, net	19,696	18,693	2.7%	2.5%
Loss on debt extinguishment	—	5,453	—%	0.7%
Other expense (income), net	(31)	(1,992)	—%	(0.3)%
Total other expense, net	19,665	22,154	2.7%	3.0%
Pretax net loss	(41,365)	(1,721)	(5.6)%	(0.2)%
Income tax benefit (expense)	(368)	(187)	—%	—%
Net loss	(41,733)	(1,908)	(5.7)%	(0.3)%
The following tables set forth financial information relating to the Company’s operating segments for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
$'s in 000's	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Products segment sales	$176,217	$181,557	$642,981	$654,448
Services segment revenue:
Same-store sales	29,591	21,732	78,580	63,822
Non same-store sales	3,917	7,245	15,873	17,622
Total services segment revenue	$33,508	$28,977	$94,453	$81,444
Total net sales	$209,725	$210,534	$737,434	$735,892

Adjusted EBITDA
Products	$35,634	$33,678	$126,923	$120,657
Services	4,226	3,821	12,050	8,945
Unallocated Corporate	(20,651)	(21,135)	(60,588)	(52,018)
Total Adjusted EBITDA	$19,209	$16,364	$78,385	$77,584
Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021
Net sales
Consolidated Net Sales
Consolidated net sales decreased $0.8 million or 0.4%, to $209.7 million for the three months ended September 30, 2022, compared to $210.5 million for the three months ended September 30, 2021. This decrease was driven by a reduction in product sales of $5.4 million of which approximately $3.5 million was due to lost distribution of certain manufacturers' products to certain customers, and due to negative macroeconomic trends in consumer spending, partially offset by price increases. The Services segment revenues grew by $4.5 million as we served more pets and increased our average dollar per pet served.
Products Segment
Product sales decreased $5.4 million, or 2.9%, to $176.2 million for the three months ended September 30, 2022, compared to $181.6 million for the three months ended September 30, 2021. The decrease was driven by lost distribution of certain manufacturers' products to certain customers which reduced sales by approximately $3.5 million and due to negative macroeconomic trends in consumer spending, partially offset by price increases.
Services Segment
Services revenue increased $4.5 million, or 15.6%, to $33.5 million for the three months ended September 30, 2022, compared to $29.0 million for the three months ended September 30, 2021. Same-store sales increased $7.9 million, or 36.2%, to $29.6 million for the three months ended September 30, 2022, compared to $21.7 million for the three months ended September 30, 2021. The increase in same-store sales was driven by increased average dollar per pet served as well as a small increase in pet counts. Non same-store sales decreased $3.4 million or 46.4%, to $3.9 million for the three months ended September 30, 2022, compared to $7.3 million for the three months ended September 30, 2021. The decrease in non same-store sales was due to lower store count driven by a number of wellness centers aging into the same-store base.
Gross profit
Gross profit increased by $8.7 million, or 20.7%, to $50.8 million for the three months ended September 30, 2022, compared to $42.1 million for the three months ended September 30, 2021. This increase is driven by the Products segment gross profit increasing by $5.3 million due to product mix, price increases/timing of purchases, and operational efficiency as well as due to improvements in Services segment gross profit of $3.4 million.
Gross margin increased to 24.2% for the three months ended September 30, 2022, compared to 20.0% for the three months ended September 30, 2021. Products segment gross margin improved due to the mix of products sold as our manufactured product sales increased and due to the impact of pricing. Additionally, Services segment margin grew due to efficiency improvements and due to increased average dollar per pet served.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased by $0.7 million, or 1.6%, to $46.0 million for the three months ended September 30, 2022, compared to $45.3 million for the three months ended September 30, 2021. As a percentage of net sales, SG&A increased from 21.5% for the three months ended September 30, 2021 to 21.9% for the three months ended September 30, 2022. The Company had higher selling and marketing costs for both Products and Services segment to support the launch of new products and was impacted by inflationary pressures across other categories. Additional items are detailed below.
Products Segment
Products segment SG&A increased $1.5 million or approximately 16.5% to $10.5 million for the three months ended September 30, 2022, compared to $9.0 million for the three months ended September 30, 2021. This increase was primarily due to higher selling costs related to product launches.
Services Segment
Services segment SG&A decreased $0.5 million, or 7.6%, to $6.2 million for the three months ended September 30, 2022, compared to $6.7 million for the three months ended September 30, 2021. This decrease was driven by lower new clinic opening expenses, partially offset by increased variable costs on higher sales.

Unallocated Corporate
Unallocated corporate SG&A decreased $0.6 million, or 1.9%, to $29.1 million for the three months ended September 30, 2022, from $29.7 million for the three months ended September 30, 2021. The decrease was related to the following:
▪An increase in marketing and advertising of $2.1 million;
▪additional corporate compensation of approximately $1.6 million, driven by higher headcount and higher wages driven by inflation; and
▪an increase in acquisition related expenses on an abandoned acquisition target of $1.0 million; offset by
▪a $2.0 million milestone accrual for research and development in 2021 which did not recur; and
▪a legal contingency of approximately $2.3 million was accrued for in 2021 that did not recur in 2022.
Interest expense, net
Interest expense, net, increased $1.1 million to $7.3 million for the three months ended September 30, 2022, compared to $6.2 million for the three months ended September 30, 2021. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates.
Provision for income taxes
Our effective tax rate was 0.7% and (4.0%) for the three months ended September 30, 2022 and 2021, respectively, with a tax benefit of $0.4 million and a tax expense of $0.3 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign Global Intangible Low-Taxed Income (“GILTI “) inclusion.
Segment Adjusted EBITDA
Products Segment
Products segment Adjusted EBITDA increased $1.9 million, or 5.8% to $35.6 million for the three months ended September 30, 2022, compared to $33.7 million for the three months ended September 30, 2021. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are produced by PetIQ, or are distributed for other manufacturers. The increase in Products segment Adjusted EBITDA relates primarily to higher margin percentage on improved mix of manufactured vs. distributed products and price increases.
Services Segment
Services segment Adjusted EBITDA increased $0.4 million, or 10.6% to $4.2 million for the three months ended September 30, 2022, compared to $3.8 million for the three months ended September 30, 2021. Services segment Adjusted EBITDA can fluctuate considerably for the Services segment based on the volume of pets seen in clinics, due to the relatively fixed cost nature of clinic costs. Services segment EBITDA improved as a result of efficiency including the company’s scheduling optimization efforts and increased average dollar per pet served.
Unallocated Corporate
Unallocated corporate expenses consist of corporate costs including accounting, legal, human resources, information technology, and headquarters expenses, as well as executive compensation and company incentive compensation expenses, and other miscellaneous costs. Unallocated corporate costs have grown due to the growth in the size of the Company. Adjustments to unallocated corporate costs include expenses related to specific events, such as acquisition expenses and integration costs. Adjustments also include non-cash expenses, such as depreciation, amortization, and stock based compensation.
The following tables reconcile Segment pre-tax net income (loss) to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30, 2022
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$34,633	$(47,653)	$(36,906)	$(49,926)
Adjustments:
Depreciation	1,001	1,671	904	3,576
Interest expense, net	—	—	7,276	7,276
Amortization	—	—	4,602	4,602
Goodwill impairment(1)	—	47,264	—	47,264
Acquisition costs(2)	—	—	1,035	1,035
Stock based compensation expense	—	—	2,238	2,238
Non same-store adjustment(4)	—	2,944	—	2,944
Integration costs and costs of discontinued clinics(5)	—	—	200	200
Adjusted EBITDA	$35,634	$4,226	$(20,651)	$19,209

	Three Months Ended September 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$32,696	$(3,828)	$(36,879)	$(8,011)
Adjustments:
Depreciation	982	1,454	709	3,145
Interest expense, net	—	—	6,168	6,168
Amortization	—	—	4,627	4,627
Stock based compensation expense	—	—	2,627	2,627
Non same-store adjustment(4)	—	6,195	—	6,195
Integration costs and costs of discontinued clinics(5)	—	—	(1,041)	(1,041)
Litigation expenses	—	—	2,323	2,323
CFO Transition	—	—	331	331
Adjusted EBITDA	$33,678	$3,821	$(21,135)	$16,364
(1) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions. Additionally, the Company made the strategic decision to slow expansion plans for the Services business this year.
(2) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(4) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
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

Nine Months Ended September 30, 2022 Compared With Nine Months Ended September 30, 2021
Net sales
Consolidated Net Sales
Consolidated net sales increased $1.5 million, or 0.2%, to $737.4 million for the nine months ended September 30, 2022, compared to $735.9 million for the nine months ended September 30, 2021. This increase was driven by price increases in both segments, as well as additional pet traffic in the Services segment and new products sold in the Products segment. The increase was partially offset by the loss of distribution business in the Products segment.
Products Segment
Product sales decreased $11.5 million, or 1.8%, to $643.0 million for the nine months ended September 30, 2022, compared to $654.5 million for the nine months ended September 30, 2021. This decrease was driven by lost distribution of certain manufacturers' products which reduced sales by approximately $35.6 million. This reduction in sales was partially offset by price increases and the launch of several new products.
Services Segment
Services revenue increased $13.1 million, or 16.1%, to $94.5 million for the nine months ended September 30, 2022, compared to $81.4 million for the nine months ended September 30, 2021. Same-store sales increased $14.8 million, or 23.1%, to $78.6 million for the nine months ended September 30, 2022, compared to $63.8 million for the nine months ended September 30, 2021. The increase in same-store sales was driven by higher average dollar per pet served, as well as increased pet counts in wellness centers, offset by fewer community clinics being run as part of the optimization efforts undertaken by the Company. Non same-store sales decreased $1.7 million or 9.9%, to $15.9 million for the nine months ended September 30, 2022, compared to $17.6 million for the nine months ended September 30, 2021. The decrease in non same-store sales was a result of slowed openings of additional wellness centers in 2022, as well as by wellness centers aging into the same-store base, offset slightly by the maturation of clinics opened in the past six trailing quarters.
Gross profit
Gross profit increased by $20.9 million, or 14.0%, to $170.4 million for the nine months ended September 30, 2022, compared to $149.5 million for the nine months ended September 30, 2021. This increase is due to efficiency improvements in the Services Segment due to clinic optimization efforts and higher average dollar per pet, as well as price increases and improved product mix in the Products segment, partially offset by the loss of certain distribution business.
Gross margin increased to 23.1% for the nine months ended September 30, 2022, compared to 20.3% for the nine months ended September 30, 2021. This increase was driven by product sales growth in higher margin items manufactured by the Company, price increases, and the loss of low margin distribution business resulting in Products segment gross margin improving 250 basis points. In the Services segment gross margin is up 700 basis points on the operational improvements and price increases previously mentioned.
Selling, general and administrative expenses
Consolidated SG&A increased by $15.7 million, or 12.2%, to $144.8 million for the nine months ended September 30, 2022, compared to $129.1 million for the nine months ended September 30, 2021. As a percentage of net sales, SG&A increased from 17.5% for the nine months ended September 30, 2021 to 19.6% for the nine months ended September 30, 2022, primarily due to the increase in marketing and advertising expenses, higher compensation and benefits, and increased legal costs, partially offset by the amortization of $3.8 million due to the termination of an in-process research and development agreement that did not recur in 2022.
Products Segment
Products segment SG&A increased $5.5 million or approximately 18.8% to $34.6 million for the nine months ended September 30, 2022, compared to $29.1 million for the nine months ended September 30, 2021. This increase was driven by planned investment in selling and advertising costs related primarily to new product launches.

Services Segment
Services segment SG&A increased $1.7 million, or 9.4%, to $19.6 million for the nine months ended September 30, 2022, compared to $17.9 million for the nine months ended September 30, 2021. This increase was driven by increased wages and marketing, as well as increased variable costs on higher sales.
Unallocated Corporate
Unallocated corporate SG&A increased $8.4 million, or 10.3%, to $90.6 million for the nine months ended September 30, 2022, from $82.2 million for the nine months ended September 30, 2021. The increase was related to the following:
▪Additional corporate compensation of approximately $5.7 million, driven by growth in headcount and wage rates;
▪an increase in marketing and advertising of approximately $5.0 million; and
▪an increase in acquisition related expenses on an abandoned acquisition target of $1.0 million;
▪an increase in legal accruals of approximately $1.0 million; offset by
▪lower amortization due to the $3.8 million in accelerated amortization recorded in the prior period related to the in-process research and development asset, with no comparable event in the current year; and
▪lower costs related to the Company's refinance in 2021 of approximately $1.0 million, with no comparable event in the current year.
Interest expense, net
Interest expense, net, increased $1.0 million to $19.7 million for the nine months ended September 30, 2022, compared to $18.7 million for the nine months ended September 30, 2021. This increase was driven higher interest rates on the Company's variable rate debt due to the United States Federal Reserve raising benchmark interest rates.
Provision for income taxes
Our effective tax rate was (0.9%) and (10.8%) for the nine months ended September 30, 2022 and 2021, respectively, with a tax expense of $0.4 million and $0.2 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and foreign GILTI inclusion.
Segment Adjusted EBITDA
Products Segment
Products segment Adjusted EBITDA increased $6.2 million, or 5.2% to $126.9 million for the nine months ended September 30, 2022, compared to $120.7 million for the nine months ended September 30, 2021. Products segment Adjusted EBITDA fluctuates based on the quantity and mix of products sold, specifically whether the products are manufactured by PetIQ, or are distributed for other manufacturers. The Company benefited in the current period by increased sales of manufactured products, from 26.9% of product sales to 29.0% of product sales.
Services Segment
Services segment Adjusted EBITDA increased $3.0 million, or 34.0% to $12.0 million for the nine months ended September 30, 2022, compared to $9.0 million for the nine months ended September 30, 2021. Services segment Adjusted EBITDA can fluctuate considerably based on the volume of pets served per clinics, due to the relatively fixed cost nature of a clinic. Additionally, Services segment earnings are impacted by the opening of new wellness centers and the impact of the Company’s same-store portfolio, discussed further below. Services segment Adjusted EBITDA improved due to the optimization efforts and price increases previously noted.
Unallocated Corporate
Unallocated corporate Adjusted EBITDA decreased due to the previously mentioned changes in SG&A costs.

The following tables reconcile Segment pre-tax net income to Adjusted EBITDA for the periods presented.

	Nine Months Ended September 30, 2022
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$123,884	$(53,745)	$(111,504)	$(41,365)
Adjustments:
Depreciation	3,039	4,956	2,778	10,773
Interest expense, net	—	—	19,696	19,696
Amortization	—	—	13,602	13,602
Goodwill impairment(1)	—	47,264	—	47,264
Acquisition costs(2)	—	—	1,191	1,191
Stock based compensation expense	—	—	8,904	8,904
Non same-store adjustment(4)	—	13,575	—	13,575
Integration costs and costs of discontinued clinics(5)	—	—	943	943
Litigation expenses	—	—	3,802	3,802
Adjusted EBITDA	$126,923	$12,050	$(60,588)	$78,385

	Nine Months Ended September 30, 2021
$'s in 000's	Products	Services	Unallocated Corporate	Consolidated
Pretax net income (loss)	$117,010	$(11,909)	$(106,822)	$(1,721)
Adjustments:
Depreciation	2,913	3,924	2,582	9,419
Interest expense, net	—	—	18,693	18,693
Amortization	—	—	17,682	17,682
Acquisition costs(2)	—	—	92	92
Stock based compensation expense	—	—	7,188	7,188
Loss on debt extinguishment and related costs (3)	—	—	6,438	6,438
Non same-store adjustment(4)	—	16,930	—	16,930
Integration costs and costs of discontinued clinics(5)	734	—	(1,088)	(354)
Litigation expenses	—	—	2,886	2,886
CFO Transition	—	—	331	331
Adjusted EBITDA	$120,657	$8,945	$(52,018)	$77,584
(1) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions. Additionally, the Company made the strategic decision to slow expansion plans for the Services business this year.
(2) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(3) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(4) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
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
Consolidated Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. We calculate EBITDA as net (loss) adjusted for income tax (benefit), depreciation, amortization, goodwill impairment, and interest expense, net. We calculate Adjusted EBITDA as EBITDA adjusted for acquisition costs, loss on debt extinguishment and related costs, stock based compensation expense, non same-store adjustment, integration costs and costs of discontinued clinics, litigation expenses, CFO transition, and other one-time transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management: (i) as a factor in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies. The Company presents EBITDA because it is a necessary component for computing Adjusted EBITDA.
We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by these or other unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate EBITDA and Adjusted EBITDA in the same manner. Additionally, beginning with the period ending December 31, 2022 we anticipate no longer adding back the non-same store adjustment in our calculation of Adjusted EBITDA.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
$'s in 000's	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(49,571)	$(8,328)	$(41,733)	$(1,908)
Plus:
Tax expense (benefit)	(355)	317	368	187
Depreciation	3,576	3,145	10,773	9,419
Amortization	4,602	4,627	13,602	17,682
Goodwill impairment(1)	47,264	—	47,264	—
Interest expense, net	7,276	6,168	19,696	18,693
EBITDA	$12,792	$5,929	$49,970	$44,073
Acquisition costs(2)	1,035	—	1,191	92
Loss on debt extinguishment and related costs(3)	—	—	—	6,438
Stock based compensation expense	2,238	2,627	8,904	7,188
Non same-store adjustment (4)	2,944	6,195	13,575	16,930
Integration costs and costs of discontinued clinics(5)	200	(1,041)	943	(354)
Litigation expenses	—	2,323	3,802	2,886
CFO Transition	—	331	—	331
Adjusted EBITDA	$19,209	$16,364	$78,385	$77,584
(1) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions. Additionally, the Company made the strategic decision to slow expansion plans for the Services business this year.
(2) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(3) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(4) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
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
Financial Condition, Liquidity, and Capital Resources
Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity capital. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents were $56.7 million and $79.4 million, respectively. As of September 30, 2022, we had no balance outstanding under a revolving credit facility, $296.3 million under a term loan, $143.8 million of outstanding Convertible Notes, and $20.6 million in other debt. Our debt agreements bear interest at rates between 4.0% and 7.07%.
Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to fund Inventory and Accounts Receivable to support our sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30, 2022 and December 31, 2021, we had working capital (current assets less current liabilities) of $220.3 million and $200.5 million, respectively. The Company has not historically made significant non-contractual debt pay downs, but may choose to do so in the future as part of its capital allocation strategy.

We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our credit facilities will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities, borrowings under our debt facilities and available cash and cash equivalents. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

Cash Flows
Cash used in Operating Activities
Net cash used in operating activities was $0.9 million for the nine months ended September 30, 2022, compared to $10.5 million provided by operating activities for the nine months ended September 30, 2021. The change in operating cash flows primarily reflects higher cash usage for working capital partially offset by higher earnings excluding the effect of the $47.3 million goodwill impairment, which is non-cash in nature. Working capital changes are driven primarily by inventory growth, as prior year end inventory was unusually low due to a variety of factors, and changes in accounts receivable growth which fluctuate based on seasonality and timing of sales within the period. Net changes in assets and liabilities accounted for $41.9 million in cash used in operating activities for the nine months ended September 30, 2022 compared to $28.2 million of cash used in operating activities for the nine months ended September 30, 2021.

Cash used in Investing Activities
Net cash used in investing activities was $9.8 million for the nine months ended September 30, 2022, compared to $19.5 million for the nine months ended September 30, 2021. The decrease in net cash used in investing activities is a result of lower investment in new wellness centers as well as the investment in construction of a new corporate headquarters in 2021 that did not recur in 2022. Additionally, the nine months ended September 30, 2021 included approximately $5.0 million of proceeds on the disposal of assets, which had no comparable event in 2022.
Cash (used in) provided by Financing Activities
Net cash used in financing activities was $11.4 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $38.9 million for the nine months ended September 30, 2021. The change in cash (used in) provided by financing activities is primarily driven by the refinance activities that occurred in 2021 and did not recur in 2022 as well as significant option exercise activity in 2021 that did not recur in 2022. Additionally, in the third quarter of 2022 the Company used $3.9 million to repurchase 373,408 Class A common stock at a weighted average price of $10.33 per share under the newly approved stock buy back plan, inclusive of commissions.
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

Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2022, we had variable rate debt of approximately $296.3 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended September 30, 2022 by approximately $0.8 million.
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employees compensation and benefits, products that we distribute, and components of products we manufacture. We believe the effects of inflation, if any, on our historical results of operations and financial condition have not been material as we have been able to effectively implement price adjustments to pass-through the additional costs. However, in the future, we may not be able to increase prices to our customers sufficiently to offset these increased costs.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that affect. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to Note 11 — Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Results of Operations
As described under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Repurchase Program,” on September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of Class A common stock.

During the three and nine months ended September 30, 2022, the Company repurchased 373,408 shares at a weighted average price of $10.31 per share.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of public announced plans or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)
July 1, 2022 - July 31, 2022	—	—	—	—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	373,408	$10.33	373,408	26,142,696
Total	373,408	10.33	373,408	26,142,696
(1) - Inclusive of selling commissions

Item 5. Other Information

On October 26, 2022, the Company’s Board of Directors approved and adopted the Amended and Restated Bylaws (the “Bylaws”), which became effective the same day, in order to, among other things (1) update provisions regarding (i) the availability of the list of stockholders entitled to vote at a meeting of stockholders and (ii) the manner in which a meeting of stockholders may be adjourned without having to provide additional notice, in each case to reflect recent amendments to the DGCL; (2) update procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) made in connection with annual and special meetings of stockholders, including, without limitation, as follows (a) require a stockholder submitting a nomination notice to make a representation as to whether such stockholder intends (i) to solicit proxies from the required number of the Company’s voting shares in support of its proposed nominees in accordance with and as required by Rule 14a-19 under the Exchange Act (“Rule 14a-19”), (ii) to deliver, or make available, a proxy statement and/or form of proxy to such number of holders of the Company’s voting shares that would be sufficient to elect the nominee, and/or (iii) otherwise to solicit proxies or votes from stockholders in support of such nomination; and (b) provide that if the stockholder provides notice pursuant to Rule 14a-19 with respect to a proposed nominee and subsequently fails to comply with requirements of Rule 14a-19, the Company will disregard the nomination of the proposed nominee. The preceding summary of the amendments to the Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws filed herewith as Exhibit 3.1.

Item 6. Exhibits. –

3.1	Amended and Restated Bylaws of PetIQ, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 31, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

November 9, 2022	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)