Form 10-K
period 2022-12-31
PetIQ, Inc.
filed 2023-03-01
CIK 1668673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $456.8 million. Shares of Class A common stock held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2023 we had 28,986,307 shares of Class A common stock and 244,540 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report; changes in general economic or market conditions, including inflation, that could affect overall consumer spending in our industry; the impact of COVID-19 on our business and the global economy and our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to achieve or sustain profitability; and the risks set forth under the “Risk Factors” section of this Annual Report.
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

Summary of Selected Risk Factors Associated with Our Business
Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report. The following is only a summary of the principal risks associated with an investment in our Class A common stock. Material risks that may adversely affect our business, financial condition or results of operations included, but are not limited to, the following:

•Unfavorable economic conditions could reduce spending on our products and limit our ability to grow our business and negatively affect our results of operations.
•Pandemics and disease outbreaks, including the COVID-19 pandemic, and any related economic downturn have in the past and could continue to negatively impact our business, financial condition and results of operations.
•We may seek to grow our business through acquisitions of or investments in new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.
•We are dependent on a relatively limited number of customers for a significant portion of our net sales.
•We may not be able to successfully implement our growth strategy in our Products segment on a timely basis or at all.
•We may be unsuccessful in opening new wellness centers, which could adversely affect our growth;
•We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively.
•Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners to purchase from retailers and pharmacies could cause our net sales to decrease and could materially adversely affect our financial condition and results of operations.
•Our growth and business are dependent on trends that may change, and our historical growth may not be indicative of our future growth.
•We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.
•Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.
•The growth of our business depends in part on our ability to accurately predict consumer trends, successfully introduce new products and improve existing products, and expand into new offerings.
•We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
•We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.
•If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially adversely affected.
•The trading price of our Class A common stock is highly volatile and the market price of our shares of Class A common stock may decline in spite of our operating performance.
•We are subject to extensive and ongoing governmental regulation and we may incur material costs in order to comply with existing or future laws and regulations, and our failure to comply may result in enforcement, recalls and other adverse actions or significant penalties.
•Our principal asset is our interest in HoldCo, and, accordingly, we depend on distributions from HoldCo to pay our taxes and expenses. HoldCo’s ability to make such distributions may be subject to various limitations and restrictions.
PART I
Unless the context requires otherwise, references in this Annual Report to ‘‘PetIQ, Inc.,’’ ‘‘PetIQ,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refer collectively to PetIQ, Inc. and its consolidated subsidiaries, including PetIQ Holdings, LLC, a Delaware limited liability company, which we refer to as “HoldCo.”
Item 1 - Business
Business Overview
PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national veterinarian service platform operates in over 2,600 retail partner locations in 41 states providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution businesses. The Services segment consists of veterinary services and related product sales.
We are the sole managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through HoldCo, operate and control all of the business and affairs of Opco.
Our Industry
Attractive Pet Industry Trends. By year-end 2022, approximately 52% of total U.S. households owned a dog or cat, compared to 50% of total U.S. households in 2010. Packaged Facts estimates that by 2026 approximately 55% of United States households will own a pet:
▪Pet Humanization: In the United States, according to The Human Animal Bond Research Institute (HABRI) and Zoetis data for 2021, 95% of pet owners consider their pet a part of their family, and 98% reported that they have personally experienced health benefits from having a pet in their lives. With pets increasingly viewed as companions, friends and family members, pet owners behave like “pet parents” with a strong inclination for spending disposable income to meet all of their pets’ needs during all economic cycles. Pets have become a household and individual spending priority. In a Packaged Facts survey conducted in 2022, 68% of consumers reported that they have been cutting back on household expenses due to price inflation, economic uncertainty, or other factors, however only 14% to 15% reported cutting back in pet care categories.
▪Household demographics: There is an increase in high income homes with pets. According to Packaged Facts households with pets and annual household income of $100,000 or more increased 1.3 million from 2017 to 2019 and 3.9 million from 2019 to 2021.

▪Increasing Consumer Focus on Pet Health and Wellness: Consumers are exhibiting greater interest in improved health for their pets and, as a result, are increasing their spending on veterinary care as well as purchases of the most effective veterinarian-grade pet products and supplies. In 2022, in the wake of COVID-19, Packaged Facts survey data showed that 58% of dog owners and 54% of cat owners strongly agree that they "look for products to improve my pet's’ health and wellness."

▪Increasing Focus on Affordable Products and Services: According to Packaged Facts, 32% of dog/cat owners who consider their pets part of the family are concerned about the affordability of routine health care for their pets and 42% are concerned about the affordability of emergency care for their pets. In a 2021 survey, 68% of pet owners agreed that they were seeking lower prices, special offers, and sales on pet products. Pet owners of all demographic and income levels aspire to purchase leading veterinarian-grade treatments.

▪Increasing Market Size and Consumer Spending: Pet spending in the United States has steadily increased every year since 1994, with Americans spending approximately $122.8 billion on pet products and services for their pets in 2021, up from $81.8 billion in 2016, representing a Compound Annual Growth Rate ("CAGR)" of 8.5%. Packaged Facts projects the total U.S. pet products and services market to grow at a CAGR of 7.3% from 2021 to 2026.

Strong Growth in Pet Products. According to Packaged Facts, the $122.8 billion U.S. consumers spent on pet products and services in 2021 more than doubled 2010 spending of $53.7 billion. Veterinary channel sales of pet medications grew from an estimated $6.7 billion in 2018 to $8.3 billion in 2021, and overall retail and veterinary channel sales of pet medications and supplements are estimated to have grown from $9.7 billion in 2018 to $12.6 billion in 2021, according to Packaged Facts, with pet supplement sales growing from $626 million in 2018 to $942 million in 2021 in keeping with increasing consumer attention to pet health and wellness. Additionally, our innovative pet treats compete in the U.S. dog and cat treat market, which has grown every year since 2012.
Growth of Pet Medication Purchases from Retail and E-commerce Channels. U.S. retail sales of pet medications reached $11.6 billion in 2021, inclusive of sales through veterinarians, brick-and-mortar stores and online retailers. Packaged Facts projects that pet medication sales will grow to $13.8 billion by 2026. The COVID-19 pandemic has accelerated pet owner purchases of veterinary-grade pet products from retail and e-commerce channels including both brick-and-mortar and online offerings. We believe this migration will continue in the future as more consumers take advantage of the convenience of their local retail store and online.

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
Increase Volume of Products with Existing Retailer & E-commerce Partners. We conduct business with the majority of leading U.S. retailers and e-commerce partners with our core product offerings. We believe our net sales and profitability will continue to grow as we expand the number of products we have available for sale. We invest in research and development investments to support our own proprietary manufactured products that we expect to help us expand SKU placement within new and existing accounts. Additionally, we believe we are positioned to gain additional item placement and distribution in retail partners where we are also operating our veterinarian services offering.
Provide Veterinarian Services in Conjunction with our Retail Partners. Through our Services segment, we participate in the veterinary services industry, which grew from $28.5 billion in 2018 to $32.3 billion in 2020, according to Packaged Facts. This growth equally reflects increased consumer focus on pet health and wellness. We provide a comprehensive suite of services at 2,600 community clinic locations and wellness centers hosted at retailers across 41 states. Our services include diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks. We believe we have the ability to expand these offerings within new and existing retailers which we expect to help drive pet parent traffic to our retail partners for the purchase of pet medication and health and wellness products, thereby expanding the sales of our product offerings through our retail partners. We expect to continue to open new wellness centers over the next several years with the potential to have approximately 1,000 wellness centers. We believe that our wellness centers will help us address the $10.0 billion underserved veterinary market according to an L.E.K. Consulting report from 2017, consisting of an estimated $7.4 billion of services and an estimated $2.6 billion in related product revenue generated from such services based on management estimates.
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
Rx Medications
The Rx pet medications we sell include flea and tick control, heartworm preventatives, arthritis, thyroid, diabetes and pain treatments, antibiotics and other specialty medications, all of which require a prescription from a veterinarian. We develop and manufacture our own proprietary value-branded products and distribute well-known leading third-party branded medications.
Our proprietary value-branded Rx medications allow consumers to care for their pets with the same quality and active ingredients of national branded medications at a lower cost. We plan to continue to develop and manufacture our own proprietary manufactured products available at a value to pet parents which compete with other national branded pet Rx medication currently available.
We sell over 350 SKUs of the most popular pet Rx medications to retailers and e-commerce partners, in multiple formats, that previously had been available primarily through the veterinarian channel. Our retail and e-commerce partners then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx pet medications that we distribute include Nexgard®, Heartgard® Plus and Vetmedin®.
OTC Medications

The pet OTC medications we sell are primarily within the flea and tick control and behavior management categories and do not require a prescription from a veterinarian. These products are available in multiple forms that consumers choose between, such as spot on (topical) treatments, chewables, oral tablets and collars. We develop and manufacture our own propriety value-branded products and distribute well-known leading third-party branded OTC medications.
We sell over 320 SKUs of the leading OTC-branded and value-branded medications within the Animal Health OTC category to the retail and e-commerce channels. Most of our manufactured OTC medication volume is represented by PetArmor, Capstar, Nextstar, Sentry and Sergeants brands and we have manufacturing capabilities to produce multiple product forms within flea and tick control.
Health and Wellness Products
Our health and wellness products include specialty treats, dental treats and nutritional supplements (including hip and joint, vitamins and skin and coat products) and treats that disguise medication to aid in pet’s pill ingestion. We manufacture and distribute more than 400 SKUs of proprietary wellness products for dogs and cats, mainly under our PetArmor, VetIQ, Minties and Sentry product lines.
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
Historically, pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail and e-commerce partners, which offer consumers convenient access to these products at lower prices. Our sales channels are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Kroger, Target and Walmart); (ii) club stores (e.g., BJ’s Wholesale Club, Costco Wholesale and Sam's Club); (iii) pet specialty stores (e.g., Petco, PetSmart and independent pet stores); (iv) e-commerce (e.g., Amazon.com and Chewy.com); and (v) independent pharmacies and pharmacy distributors. We believe we are a key participant in the sales growth of pet medication products to the retail channel, with the additional benefit of having access to the veterinary channel through solid relationships with established distributors.
Customers
Approximately 99% of our 2022 and 2021 net sales were generated from customers located in the United States and Canada, with the remainder from foreign locations. Our customers are primarily national superstore chains, e-commerce, and national pet superstore chains, such as Amazon, Chewy.com, Costco, Kroger, Petco, PetSmart, Sam's Club, Target, The Tractor Supply Company, and Walmart. We supply each of these customers on a national basis. Our largest retail customers in 2022 were Chewy.com and Walmart, which represented 25% and 10%, respectively, of our net sales. Our largest retail customers in 2021 were Chewy.com and Walmart, which represented 26% and 9%, respectively, of our net sales.
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
Supply Chain
Proprietary Value-Branded Products
None of our suppliers for our proprietary value-branded products are individually significant. We believe there is ample available capacity, including of active pharmaceutical ingredients, for our value-branded products, including at contract manufacturing organizations around the world. Our proprietary value-branded products are currently manufactured by us at our facilities in Omaha, Nebraska, Daytona Beach, Florida and Springville, Utah and through a network of manufacturing facilities owned and operated by contract manufacturing partners across the United States and in Europe. We expect that the combined capacities of our facilities and those of our contract manufacturing partners will meet our forecasted needs for our proprietary value-branded products for the foreseeable future.
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
The food safety program at our Utah plant, where our pet treats are made, is certified at Safe Quality Food (“SQF”) Level II (Food Safety) under Global Food Safety Initiative ("GFSI") Benchmarks. To achieve this qualification level, our Utah facility has been built to comply with particular food safety specifications and allows for correct airflow to prevent cross-contamination, among other things. This qualification level also requires us to have certain standard operating procedures in place written to SQF code specifications, hold regular training seminars for manufacturing employees and maintain reporting documentation evidencing compliance with such standard operating procedures.
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
At our Omaha location U.S. Environmental Protection Agency ("EPA") and U.S. Food and Drug Administration ("FDA") regulated products are produced, packaged, and distributed from our nearby state of the art distribution center. Products include dog and cat flea and tick spot-on, shampoo, collars, toothpaste and hairball paste. We have a robust quality management program that includes quality processes for the laboratory, incoming inspection, manufacturing and packaging inspections, supplier quality, change control, deviations, and corrective and preventative actions. We manage customer interaction through our call centers and social media to ensure that products maintain the highest quality. All call data is tracked, trended and reviewed for signals that may indicate product quality issues. The Omaha site is inspected several times annually by external auditors and we perform annual internal audits and mock recalls. We have received high marks and consistently maintain compliance with current good manufacturing practices ("cGMPs") and retain certifications as required.
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
Competition
The pet medication and health and wellness industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications to traditional retailers and pet health and wellness products companies such as Elanco (formerly Bayer AG), Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Manna Pro, Nestlé S.A., Spectrum Holdings, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.
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
Our Trademarks and Other Intellectual Property
We believe that our intellectual property is valuable and has contributed to the success of our business. Our primary trademarks include “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “TruProfen,” “Betsy Farms,” “PetAction,” “Minties,” “Vera” and “Delightibles” all of which are registered with the U.S. Patent and Trademark Office. We also have numerous other trademark registrations and pending applications, in the U.S., Canada and Europe, for product names that are central to our branding. Our trademarks are assets that reinforce our brand, our sub-brands and our consumers’ perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.petarmor.com, www.vetiqpetcare.com, www.vippetcare.com, www.petvet.vippetcare.com, www.vetiq.com, www.advecta.com, www.sentrypetcare.com, www.sergeants.com, www.delightibles.com and www.mintiestreats.com, which are important to the successful implementation of our marketing and advertising strategy. We also have patents and pending patent applications for products, formulas and packaging that we consider important to our business. Including various methods of use, interomone, pheromone compositions and spot-on pesticide compositions. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission ("SEC"), and any references to our websites are intended to be inactive textual references only.

Government Regulation
Along with our contract manufacturers, ingredient and packaging suppliers and third-party shipping providers, we are subject to a broad range of laws and regulations, both in the U.S. and elsewhere, intended to protect public health and safety, natural resources and the environment. Our products and operations in the U.S. are subject to regulation by the FDA, the EPA, the Florida Department of Health and the U.S. Department of Agriculture ("USDA") and by various other federal, state, local and foreign authorities regarding the registration, manufacturing, processing, packaging, storage, distribution, advertising, labeling and export of our products, including drug and food safety standards.
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

Human Capital
We employed approximately 1,888 people as of December 31, 2022, of which 1,847 are employed within the United States. Our workforce is comprised of approximately 57% full time and 43% part time employees. Of our total employees, approximately 1,338 of our employees worked in our Services division. In addition, we regularly contract with veterinarians to provide veterinary services in our mobile community clinics and wellness centers. During the year ending December 31, 2022, we had approximately 1,555 veterinarians that were independent contractors.
The animal health industry is highly competitive and PetIQ is a fast growing company. PetIQ’s benefit offerings are designed to meet the evolving needs of a diverse workforce across the Company. Attraction and retention of key talent is a focal point for the Company. To support these objectives, our human resources programs are designed to reward and support employees through competitive pay and benefits; support and facilitate internal talent mobility; and evolve and invest in technology, tools, and resources to enable employees at work. Some examples of key programs and initiatives that are focused to attract and retain our workforce include:
•Four core values that serve as the foundation for our business: commitment, quality, integrity and teamwork.
•A Diversity, Equity & Inclusion ("DEI") leadership team that is comprised of employees representing in all functions.
•An annual review process to focus on employee skills and career growth and strengthen supervisor-employee relationships.
•Quarterly Town Halls to invite dialogue among employees and leaders.
•Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program for employees and their dependents.
•Encouraging and supporting renewal of all professional licenses and professional memberships.
•Total rewards to all employees to include competitive pay, various output related bonus plans in both the Service and Product segments, a 401(k) plan with four percent Company match, paid time off, parental leave, health, vision and dental insurance, and other ancillary benefits.
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
Item 1A – Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report. If any of the risks, events, and uncertainties described in the risk factors listed below actually occurs, our business, results of operations, cash flows, and financial condition may be materially and adversely affected. The risk factors listed below are not exhaustive. Additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.

Risks Related to our Business and Industry

Unfavorable economic conditions and the consumer behavior trends they drive could reduce spending on our products and services and limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may be affected by unfavorable changes in the domestic and global economy on us or our customers and potential customers. The keeping of pets and the purchase of pet-related products and services may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. Unfavorable economic conditions, including conditions resulting from an economic recession in the United States or other major markets, financial and credit market fluctuations, inflation, rising interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases (such as the COVID-19 pandemic), lower corporate earnings, reduction in business confidence and activity, warfare, including Russia's war with Ukraine, and terrorist attacks, could cause a decrease in consumer sentiment, adversely impact our retail customers and suppliers and our wellness centers, and negatively affect the growth of our business and our results of operations. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

Pandemics or disease outbreaks, such as the COVID-19 pandemic and any related economic downturn have impacted and in the future may continue to negatively impact our business, financial condition and results of operations.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, have impacted and may continue to impact our business through adversely affected workforces, economies and financial markets globally, leading to a reduction or inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations, and for a period of time, a reduction in customer spending on our products and services, and such conditions may reoccur in the future. For example, in our Services segment, we closed or cancelled clinics in 2020 and 2021 in response to COVID-19 and related public health measures and following initial reopening we experienced an elevated level of clinic closures due to labor shortages related to the COVID-19 pandemic.
The extent to which COVID-19 or other pandemics or disease outbreaks will impact our business, financial condition and results of operations in the future will depend on future developments, which are highly uncertain.

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
From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:
•problems integrating the purchased business, facilities, technologies, products or brands;
•issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with suppliers, contract manufacturers, and retail customers;
•risks associated with entering new markets in which we have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
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
Our largest retail customers in 2022 were Chewy.com and Walmart, which accounted for 25% and 10% respectively, of our net sales. Our largest retail customers in 2021 were Chewy.com and Walmart, which accounted for 26% and 9%, respectively, of our net sales. No other retail customer has accounted for 10% or more of our net sales during these two years. If we were to lose any of our key customers, or if any of our key customers reduce the amount of their orders, consolidate, reduce their store footprint, experience financial or operational difficulties or generate less traffic, our business, financial condition and results of operations may be materially adversely affected.
In addition, we generally do not enter into long-term contracts with our retail customers. As a result, we rely on consumers’ continuing demand for our products and our position in the market for all purchase orders. Our customers are sophisticated and have the ability to replace our proprietary value brands with various other supply options if we do not compete aggressively for their business. If our retail customers change their pricing, margin expectations or business terms (including through the imposition of warehouse and other fees), change their business strategies as a result of industry consolidation or otherwise, reduce the number of brands or product lines they carry, decrease their advertising or promotional efforts for, or the amount of shelf space they allocate to, our products or allocate greater shelf space to other products, our net sales could decrease and our business, financial condition and results of operations would be materially adversely affected.
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
Our future success depends, in large part, on our ability to implement our growth strategy, including introducing products and expanding into new markets, attracting new consumers to our brand and sub-brands, improving placement of our products in the stores of our retail customers, and expanding our distribution and online sales through our retail partners. Our ability to implement this growth strategy depends, among other things, on our ability to:
•develop new proprietary value-branded products and product line extensions that appeal to consumers;
•continue to effectively compete in our industry;
•increase our brand and sub-brand recognition by effectively implementing our marketing strategy and advertising initiatives;
•maintain and, to the extent necessary, improve our high standards for product quality, safety and integrity;
•expand and maintain brand and sub-brand loyalty;
•secure shelf space in the stores of our retail customers; and
•enter into distribution and other strategic arrangements with traditional retailers and other potential distributors of our products.
We may not be able to successfully implement our growth strategy and may need to change our strategy in order to maintain our growth. If we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful, our business, financial condition and results of operations would be materially adversely affected.
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
•hire, train, and retain the skilled veterinarians and skilled employees necessary to staff the clinics and wellness centers;
•identify locations and retail partners that can support our wellness centers;
•compete for sites and secure wellness center space in the stores of our retail partners;
•reach acceptable lease or host arrangement terms;
•obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals;
•increase profitability of our mobile clinics and wellness centers;
•respond effectively to any changes in local, state, and federal law and regulations that adversely affect our ability to open new wellness centers or clinics; and
•control construction and other launch costs to open the wellness centers and clinics.
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
As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating history. The challenges of entering new markets include (i) difficulties in hiring experienced personnel, (ii) lack of familiarity with local real estate markets and demographics, (iii) lack of consumer familiarity with our brand, and (iv) competitive and economic conditions, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. In addition, wellness centers that we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, and may have higher construction, occupancy, and operating costs, than wellness centers that we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges would adversely affect the success of any new wellness centers.
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
Our historical growth has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we would likely require more resources to grow and continue to improve our operational, management and financial controls. If we are not able to manage our growth effectively, our business, financial condition and results of operations would be materially adversely affected.
We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively.
The pet products and services retail industry is highly competitive. In our Products segment, we compete on the basis of product quality, product availability, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We directly face competition from companies that distribute various pet medications to traditional retailers and pet health and wellness products companies such as Elanco (formerly Bayer AG), Hartz (Unicharm Corp.), Mars, Inc. , Manna Pro, Nestlé S.A., Spectrum Holdings, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.

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
These competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, or services, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet health and wellness industry. If these or other competitive pressures cause our products to lose market share or experience margin erosion, our business, financial condition and results of operations would be materially adversely affected.
Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners to purchase from retailers and pharmacies could cause our net sales to decrease and could materially adversely affect our financial condition and results of operations.
Since we began our operations, some veterinarians have resisted providing, or simply refuse to provide, pet owners with a copy of their pet’s prescription or authorizing the prescription to an outside pharmacy, thereby effectively preventing outside pharmacies from filling such prescriptions under state law. We have also been informed by customers and consumers that veterinarians on certain occasions have tried to discourage pet owners from purchasing from the retail channel. If the number of veterinarians who refuse to authorize prescriptions should increase, or if veterinarians are successful in discouraging pet owners from purchasing from outside retailers and pharmacies, our net sales could decrease and our financial condition and results of operations would be materially adversely affected.
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
The growth of our business depends primarily on the continued shift from consumers purchasing pet health and wellness products from veterinarians to purchasing such products through traditional retail channels, growth of the pet health and wellness products market and popularity of pet ownership, transitions from traditional veterinarians to mobile clinics and wellness centers, as well as on general economic conditions. These trends may not continue or may change. In the event of a decline in consumers purchasing pet health and wellness products through traditional retail channels, a change in pet health and wellness trends or a decrease in the overall number of pets, or during challenging economic times, we may be unable to persuade our retail customers and consumers to purchase our products, and our business, financial condition and results of operations would be materially adversely affected and our growth rate may slow or stop.
Our business depends, in part, on the sufficiency and effectiveness of our marketing and trade promotion programs and incentives.
Due to the competitive nature of our industry, we must effectively and efficiently promote and market our products and services through television, internet and print advertisements as well as through trade promotions and incentives to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending, including the timing or nature of our trade promotions and incentives. We may also change our marketing strategies and spending in response to actions by our customers, competitors and other companies that manufacture and/or distribute pet health and wellness products or provide health and wellness services. The sufficiency and effectiveness of our marketing and trade promotions and incentives are important to our ability to retain and improve our market share and margins. If our marketing and trade promotions and incentives are not successful or if we fail to implement sufficient and effective marketing and trade promotions and incentives or adequately respond to changes in industry marketing strategies, our business, financial condition and results of operations would be adversely affected.
To the extent our retail customers purchase products in excess of consumer consumption in any period, our net sales in a subsequent period may be adversely affected as our retail customers seek to reduce their inventory levels.
From time to time, our retail customers may purchase more products than they expect to sell to consumers during a particular time period. Our retail customers may grow their inventory in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other incentives. Our retail customers may also increase inventory in anticipation of a price increase for our products, or otherwise over-order our products as a result of overestimating demand for our products. If a retail customer increases its inventory during a particular reporting period as a result of a promotional event, anticipated price increase or otherwise, then our net sales during the subsequent reporting period may be adversely impacted as our retail customers seek to reduce their inventory to customary levels. This effect may be particularly pronounced when the promotional event, price increase or other event occurs near the end or beginning of a reporting period or when there are changes in the timing of a promotional event, price increase or similar event, as compared to the prior year. To the extent our retail customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our net sales and results of operations would be materially adversely affected in that or subsequent periods.
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

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and results of operations.
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

Risks Related to Finance and Accounting

We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations under our obligations.

As of December 31, 2022, we had total outstanding indebtedness of approximately $458.9 million consisting of $295.5 million outstanding under a term loan, $143.8 million of outstanding 4.0% convertible senior notes due 2026 (the “Notes”) and $19.7 million in other debt. Additionally, we had an unused credit facility with $125.0 million of availability as of December 31, 2022. Our substantial indebtedness may:
•make it difficult for us to satisfy our financial obligations, including with respect to our indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes, which is exacerbated given recent increases in interest rates;
•expose us to the risk of continued increased interest rates as certain of our borrowings, including under our credit facilities, are at variable rates of interest;
•limit our ability to pay dividends;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared with our less-leveraged competitors;
•increase our vulnerability to the impact of adverse economic, competitive, and industry conditions; and
•increase our cost of borrowing.

In addition, the credit agreement governing our credit facility contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on our ability and the ability of our affiliates, including HoldCo, to incur additional indebtedness and liens, engage in sale leaseback transactions, pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, prepay, redeem, or repurchase certain debt, make acquisitions, investments, loans, and advances, or sell or otherwise dispose of assets. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

The terms of the agreements governing our indebtedness limit, but do not prohibit, us from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Notes and any other debt when due, which may seriously harm our business.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our current and future debt agreements, including the Notes, the ABL Facility (defined herein) and the Term Loan B (defined herein) restrict our ability to take these actions and we may not be able to affect any such alternative measures on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, holders of our indebtedness can terminate their commitments to loan money, can declare all outstanding principal and interest to be due and payable, and, to the extent such debt is secured, foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition, any downgrade of our debt ratings by any of the major rating agencies, which could result from our financial performance, acquisitions or other factors, would also negatively impact our access to additional debt financing (including leasing) or refinancing on favorable terms, or at all. Even if we are successful in taking any such alternative actions, such actions may not allow us to meet our scheduled debt service obligations and, as a result, our business, financial condition and results of operations may be materially adversely affected.

In addition, holders of the Notes have the right to require us to repurchase all or a portion of the Notes on the occurrence of a fundamental change, as defined in the Indenture at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, if a make-whole fundamental change as defined in the indenture governing the Notes (the “Indenture”) occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. On the conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments for the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchases of the Notes surrendered or pay cash with respect to the Notes being converted.

We cannot be certain that additional financing will be available on reasonable terms when needed, or at all.

We have historically incurred net losses and we may not attain and sustain profitability in future periods. As a result, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, our credit rating, the condition of the capital markets, and other factors. To the extent we use available funds or draw on our ABL Facility, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. In the event that we are unable to obtain additional financing on favorable terms, our interest expense and principal repayment requirements could increase significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Changes affecting the availability of the London Inter-bank Offered Rate (“LIBOR”) may have consequences for us that cannot yet be reasonably predicted.

We have outstanding debt with variable interest rates based on LIBOR. Our Term Loan B generally bear interest based on (i) the Adjusted Eurodollar Rate (as defined in the agreement governing our Term Loan B and calculated using LIBOR) or (ii) the Base Rate (as defined in the agreement governing our Term Loan B). The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals to reform. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. ICE Benchmark Administration, the administrator for LIBOR, ceased publishing United States Dollar LIBOR (“USD LIBOR”) for one week and two-month tenors after December 31, 2021, and confirmed its intention to cease all remaining USD LIBOR tenors after June 30, 2023. Concurrently, the United Kingdom Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the United States Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by United States Treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR will cease to exist after June 30, 2023. After the cessation of LIBOR, alternative benchmark rates will replace LIBOR and could affect our debt securities, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after June 30, 2023. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. After June 30, 2023, the interest rates on our Term Loan B will be based on the Base Rate or an alternative benchmark rate (which may or may not be based on SOFR), which may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

We have incurred net losses in the past and may be unable to achieve or sustain profitability in the future.

We incurred a net loss of $48.6 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $162.7 million. We expect to continue to incur significant product commercialization and regulatory, sales and marketing, clinic opening, and other expenses. In addition, our selling, general and administrative expenses increased following prior acquisitions to support the larger combined Company and product portfolio. The net income (loss) we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to attain and sustain profitability, and we cannot be sure that we will achieve or sustain profitability for any substantial period of time. Our failure to achieve or sustain profitability could negatively impact the value of our Class A common stock.

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

In the past few years, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of many companies, including our own. fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our Class A common stock. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•the timing of new product and clinic launches;
•the timing and extent of customer inventory management decisions;
•our ability to procure product in a cost effective manner;
•expansion to new customers or product categories;
•seasonality of services;
•macroeconomic conditions, both nationally and locally;
•negative publicity relating to use of pet products outside the veterinary channel; and
•taxes.

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our flea and tick product offerings are most significant in the first half of the year, both leading up to and throughout the spring and summer seasons. Adverse weather conditions may also affect customer traffic to our customers or our ability to meet customer delivery requirements.
Risk Related to Legal and Regulatory
If our products or services are alleged to cause injury or illness or our products fail to comply with governmental regulations, we may need to recall our products and/or may experience related claims and reputational damage.
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
We have obligations to respect third-party intellectual property. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us, our suppliers, or our retail customers and may continue to do so in the future. Although we believe that our products and manufacturing processes do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions of infringement of other parties, we may from time to time be found to infringe on the proprietary rights. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent application is published, and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. Such claims that our products or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. In part due to the complex technical issues and inherent uncertainties in intellectual property litigation, we cannot predict whether we will prevail in such proceedings. If such proceedings result in an adverse outcome, we could, among other things, be required to:
•Pay substantial damages (potentially treble damages in the United States);
•cease the manufacture, use or sale of the infringing products;
•discontinue the use of the infringing processes;
•expend significant resources to develop non-infringing processes;
•expend significant resources to litigate matters or to develop non-infringing processes; and
•enter into licensing arrangements with the third party claiming infringement, which may not be available on commercially reasonable terms, or may not be available at all.
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
We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect public health and safety, natural resources and the environment. See “Business—Government Regulation.” Our operations are subject to extensive and ongoing regulation by the FDA, EPA, USDA, the Florida Department of Health and by various other federal, state, local and foreign authorities regarding the manufacturing, processing, packaging, storage, distribution, advertising, labeling and import and export of our products, including drug and food safety standards. Our operations also are subject to regulation regarding the availability and use of pesticides, emissions and discharges to the environment, and the treatment, handling, storage and disposal of materials and wastes. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially adversely affect our business, financial condition and results of operations.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on target animal studies;
•refusal by applicable regulatory authorities to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
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

We are subject to environmental, health, and safety laws and regulations that could result in costs to us.

In connection with the ownership and operations of our business, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of wastes and the cleanup of contaminated sites. We could incur costs, including fines and other sanctions, cleanup costs, and third-party claims, as a result of violations of or liabilities under environmental laws and regulations. Although we are not aware of any of our sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of the discovery of contaminants in the future could result in additional costs.

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy. Such measures could subject us and our vendors to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, financial condition, results of operations and cash flows.

Risks Related to our Organizational Structure
Our principal asset is our interest in HoldCo, and, accordingly, we depend on distributions from HoldCo to pay our taxes and expenses. HoldCo’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC membership interests in HoldCo (“LLC Interests”). As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of HoldCo and its subsidiaries and distributions we receive from HoldCo. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.

We anticipate that HoldCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of HoldCo, as well as expenses related to our operations

We intend, as its managing member, to cause HoldCo to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses. However, HoldCo’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which HoldCo is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering HoldCo insolvent. Our credit agreements do not currently restrict our ability to make tax distributions, except under limited circumstances. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. HoldCo could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.
Under the terms of the Limited Liability Company Agreement of HoldCo Agreement, tax distributions payable to us are computed based on our actual tax liability, whereas tax distributions payable to members of HoldCo besides us are computed based on an assumed combined tax rate equal to the maximum rate applicable to an individual resident in New York, New York (taking into account the deductibility of state and local taxes and other applicable adjustments). We expect such calculation to result in us often receiving less, and continuing partners of HoldCo (the "LLC Owners") often receiving more, than the respective pro rata shares of the total tax distributions paid by HoldCo.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of the Company more difficult without the approval of our board of directors. Among other things:
•removal of directors, only for cause, by a supermajority of the voting power of stockholders entitled to vote;
•a provision denying stockholders the ability to call special meetings;
•a provision denying stockholders the ability to act by written consent;
•provisions waiving the corporate opportunity doctrine with respect to certain stockholders and their affiliates;
•advance notice requirements for stockholder proposals and nominations; and
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and may discourage, delay or prevent a transaction involving a change of control of our Company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. In addition, because we are incorporated in Delaware, we have opted out of Section 203 of the General Corporation Law of the State of Delaware.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to U.S. federal, state and local and non-U.S. taxes, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation; or
•changes in tax laws, regulations or interpretations thereof.

For example, the Inflation Reduction Act of 2022 introduced a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases, both of which become effective in 2023. While we do not expect to be an applicable corporation that is subject to the alternative minimum tax as currently enacted, we will be a covered corporation that could be subject to the stock repurchase excise tax.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state and local and non-U.S. taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have U.S. federal net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized will begin to expire in fiscal year 2037 for federal purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income or tax liability may be limited. Such an “ownership change” generally occurs if there is a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of our stock over a three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, under the current U.S. federal tax laws, the amount of net operating loss carryforwards from tax years beginning after December 31, 2017 that we are permitted to use in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Under current U.S. federal tax laws, net operating losses are generally not permitted to be carried back to prior taxable years. There is also a risk that, due to regulatory changes, such as suspensions of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Since we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We have not paid, and do not anticipate paying, any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the ABL Facility and Term Loan B. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur. Please read “Dividend Policy” for more detail.
Item 1B. Unresolved Staff Comments
None.
Item 2 - Properties
The following table sets forth the location, size, use and lease expiration date of our material properties as of December 31, 2022.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2025
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2024
Omaha, Nebraska	131,150 square feet	Manufacturing; office	Owned
Omaha, Nebraska	349,680 square feet	Distribution warehouse	September 30, 2026
Eagle, Idaho	65,000 square feet	Corporate Headquarters	Owned
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
Item 4 – Mine Safety Disclosures
Not Applicable
PART II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders of Record
As of February 28, 2023, there were approximately 10 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The holders of our Class B common stock also hold LLC interests in HoldCo. There is no public market for these interests. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.
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
Stock Repurchase Program
On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. The Company did not purchase any shares during the quarter ended December 31, 2022. As of December 31, 2022, $26.1 million in aggregate dollar value of shares remained available for purchase under the stock repurchase program.

Stock Performance Graph
The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless and only to the extent that, the Company specifically incorporates it by reference.
The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from December 31, 2017 through December 31, 2022. The figures represented below assume an investment of $100 in our common stock on December 31, 2017 and in the NASDAQ Composite and the Russell 2000 on the same date. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Among PetIQ Inc., the NASDAQ Composite, and the Russell 2000 Index
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
PetIQ
Nasdaq
Russell 2000

Date	PetIQ	NASDAQ Composite	Russell 2000
December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	107.46	96.12	87.82
December 31, 2019	114.70	129.97	108.66
December 31, 2020	176.05	186.69	128.61
December 31, 2021	103.98	226.63	146.23
December 31, 2022	42.22	151.61	114.70
Item 6 – [Reserved]
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. This section of this Annual Report generally discusses 2022 and 2021 items and year-to-year comparisons of 2022 to 2021. Discussions of 2020 items and year-to-year comparisons of 2021 and 2020 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Business Overview
PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national veterinarian service platform operates in over 2,600 retail partner locations in 41 states providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.
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
Macroeconomic Trends

We, like other businesses, face challenges related to global economic conditions, the current economic downturn and high inflation. Growth in the companion animal sectors is driven by overall economic development and related growth. In the past, certain of our customers and suppliers have been affected directly by economic downturns and inflation, which decreased the demand for our products and services.

Industry sources have reported that pet owners indicated a preference for reducing spending on other aspects of their lifestyle, including entertainment, clothing and household goods, before reducing spending on pet care. Each of these factors, contributes to our ability to incorporate inflationary challenges into our product pricing and mitigate the impact on our results. While these factors have mitigated the impact of prior downturns in the global economy, economic challenges, including the current economic downturn and inflation, could increase cost sensitivity among our customers, which may result in reduced demand for our products, which could have a material adverse effect on our operating results and financial condition.

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
Key factors that may affect our future Product sales growth include new product introductions; expansion into other customer bases; expansion of items sold to existing customers, addition of new retail customers; price competition; as well as whether maintaining and developing positive relationships with key retail customers. In addition, our products are primarily consumables and, as such, they experience a replenishment cycle.
Our Service Segment revenue consists of providing veterinary services to consumers and selling products to the consumer in conjunction with providing those services. The customer generally renders payment at the time the service is provided. Services Segment revenue is dependent on the number of clinics and wellness centers we run, dollars per pet and the number of pets we see in our clinics and wellness centers.
While many of our products are sold consistently throughout the year, we experience seasonality in the form of increased demand for our flea and tick product offerings in the first half of the year, both leading up to and throughout the spring and summer seasons. Additionally, our veterinary services experience seasonality as consumers typically seek more services in the warmer months.
Gross Profit
Gross profit consists of net product sales plus service revenue less cost of product sales and services. Our cost of product sales consists primarily of costs of raw goods, finished goods, packaging materials, manufacturing, shipping and handling costs and costs associated with our warehouses and distribution network. Cost of services are comprised of all service and product costs related to providing veterinary services, including but not limited to, salaries or contract costs of veterinarians, technicians and other clinic based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization of clinic assets, certain marketing and promotional expenses and costs of goods sold.
Gross margin measures our gross profit as a percentage of net sales. With respect to our proprietary products, we have a manufacturing network that includes leased and owned manufacturing facilities where we manufacture finished goods, as well as third-party contract manufacturing facilities from which we purchase finished products. The gross margin on our proprietary value-branded products is higher than on our distributed products. For distributed products, our costs are driven by the extent of value-added products and services we render with the distributed product. Gross profit in the services segment is driven by the number of pets that seek services in the individual clinics and wellness centers due to the relatively fixed cost nature of operating the clinic or wellness center.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses primarily consist of employee compensation and benefits expenses, sales and merchandising expenses, advertising and marketing expenses, a portion of rent and lease expenses, information technology (“IT”), utility expenses, professional fees, insurance costs, R&D costs, host fees, banking charges, and consulting fees. Selling, general and administrative expenses as a percentage of net sales have increased to 19.8% in 2022 from 18.3% in 2021. The increase in selling, general and administrative expenses in 2022 compared to 2021 was primarily driven by increased marketing and selling costs as a result of supporting our proprietary brands, notably Capstar and Nextstar, higher expenses related to acquisitions and integration of past acquisitions, and general growth in corporate services to correspond with the growth in the Company, partially offset by a decrease in amortization.
Our advertising and marketing expenses primarily consist of digital marketing (e.g. social, display and search, etc.), online video and streaming TV, e-mail, in-store merchandising and trade shows in an effort to build awareness and drive demand for our products and services. These expenses may vary from quarter to quarter but are typically higher in the second and third quarters. Our Product Segment focuses on promoting our manufactured brands through direct-to-consumer, supported by trade promotions and merchandising. Our Services Segment focuses on promoting our veterinary services direct-to-consumer, geo-targeted around our retail locations, supported by in-store signage. We generally expect our marketing expenses to increase commensurate with increases in revenue and market share for both segments.
As noted above, we experience seasonality in the form of increased demand for our flea and tick product offerings in the first half of the year, both leading up to and throughout the spring and summer seasons and, as a result, the sales and merchandising expenses component of our selling, general and administrative expenses generally increases during this period due to promotional spending relating to our flea and tick product lines.
Goodwill Impairment

During the year ended December 31, 2022, the Company recorded an impairment charge of $47.3 million related to the write-down of the full goodwill balance of the Services segment, and had no comparable event in 2021.
Net Loss
Our net loss for future periods may be affected by the various factors described above. In addition, our historical results are impacted by Opco’s status as a pass-through entity for U.S. federal income tax purposes and our ownership percentage of HoldCo. During 2020, we recorded a valuation allowance which effectively removed our deferred tax assets based on the likelihood of realization. Improved profitability could result in reversal of the valuation allowance, resulting in significant swings in net loss. Our tax expense is impacted by our structure and, as a result, we expect our tax expense to fluctuate on a quarterly basis depending on the number of exchanges of LLC interests that occur during each period.
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

Results of Operations
The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year Ended December 31,		% of Net Sales for the Years ended December 31,
$'s in 000's	2022	2021	2022	2021
Product sales	$800,305	$825,395	86.8%	88.5%
Services revenue	121,208	107,133	13.2%	11.5%
Total net sales	921,513	932,528	100.0%	100.0%
Cost of products sold	606,548	646,402	65.8%	69.3%
Cost of services	105,302	99,733	11.4%	10.7%
Total cost of sales	711,850	746,135	77.2%	80.0%
Gross profit	209,663	186,393	22.8%	20.0%
Operating expenses
Selling, general and administrative expenses	182,561	170,521	19.8%	18.3%
Goodwill impairment	47,264	—	5.1%	—%
Operating (loss) income	(20,162)	15,872	(2.2)%	1.7%
Interest expense, net	27,374	24,696	3.0%	2.6%
Loss on debt extinguishment	—	5,453	—%	0.6%
Other (expense), net	(130)	(1,763)	—%	(0.2)%
Total other expense, net	27,244	28,386	3.0%	3.0%
Pretax net loss	(47,406)	(12,514)	(5.1)%	(1.3)%
Income tax expense	(1,214)	(3,869)	(0.1)%	(0.4)%
Net loss	$(48,620)	$(16,383)	(5.3)%	(1.8)%
Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Net sales
Consolidated Net Sales
Consolidated net sales decreased approximately $11.0 million, or 1.2%, to $921.5 million for the year ended December 31, 2022, compared to $932.5 million for the year ended December 31, 2021. This decrease was driven by the loss of certain distribution of products, which accounted for $36.1 million in product sales in 2021. Partially mitigating the decline was a $14.1 million increase in our Services segment revenue driven by an increase in average dollars per pet served.
Products Segment
Product sales decreased approximately $25.1 million, or 3.0%, to $800.3 million for the year ended December 31, 2022, compared to $825.4 million for the year ended December 31, 2021. This decrease was driven by the loss of certain distribution of products, which accounted for $36.1 million in product sales in 2021 that did not recur, partially offset by price increases and the launch of new products such as Nextstar.
Services Segment
Service revenue increased approximately $14.1 million, or 13.1%, from $107.1 million to $121.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. Same-store sales increased approximately $20.5 million, or 25%, to $102.4 million for the year ended December 31, 2022, compared to $82.0 million for the year ended December 31, 2021. The increase in same-store sales was driven by the maturation of clinics opened in 2021 and an increase in dollars per pet in 2022 as compared to 2021.

Gross profit
Gross profit increased by approximately $23.3 million, or 12.5%, to $209.7 million for the year ended December 31, 2022, compared to $186.4 million for the year ended December 31, 2021. Products segment gross margin increased 250 basis points to 24.2% in 2022 compared to 21.7% in 2021. Services segment gross margin increased 620 basis points to 13.1% in 2022 compared to 6.9%in 2021. These increase is due to efficiency improvements in the Services segment due to clinic optimization efforts and higher average dollar per pet, as well as price increases and improved product mix (such as higher sales of Capstar and Nextstar, which carry a higher margin than our distributed product sales) in the Products segment, partially offset by the loss of certain distribution business. Gross margin (gross profit as a percentage of sales) increased from 20.0% to 22.8% due to the factors identified above.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $12.1 million, or 7.1%, to $182.6 million for the year ended December 31, 2022, compared to $170.5 million for the year ended December 31, 2021. As a percentage of net sales, SG&A increased from approximately 18.3% in 2021 to 19.8% in 2022, driven by additional sales and marketing costs to support our brands of approximately $10.2 million, and general growth in corporate services to correspond with the growth in the Company, partially offset by a decrease in amortization of an in-process research and development agreement that did not recur in 2022.
SG&A by Segment
Beginning in the fourth quarter of 2022, the Company is allocating corporate expenses to each segment based on a percentage of net sales basis. As a result, the Company no longer separately presents SG&A in segment data. Segment reporting has been recast for 2022 and 2021 for comparability. For the years ended December 31, 2022 and 2021, total corporate expenses were $113.8 million (of which $100.7 million was allocated to Products and $13.1 million was allocated to Services) and $107.7 million (of which $95.3 million was allocated to Products and $12.4 million was allocated to Segments), respectively.

Products Segment
Products segment SG&A increased approximately $9.7 million, or 7%, to $142.4 million for the year ended December 31, 2022, compared to $132.7 million for the year ended December 31, 2021. This increase was primarily driven by a $9.9 million increase in selling and marketing costs in 2022 in the Products segment to promote new product launches and sales growth of our own brands..
Services Segment
Services segment SG&A increased approximately $2.3 million, or 6%, to $40.1 million for the year ended December 31, 2022, compared to $37.8 million for the year ended December 31, 2021. This increase was primarily driven by $1.3 million increase in stock and cash compensation in the Services segment in 2022 due to increased headcount. Additionally variable costs increased approximately $1.0 million in 2022 as a result of increasing sales in the Services segment. Variable cost increases are primarily related to host fees and credit card processing charges driven by increased revenue.
Goodwill Impairment
During the year ended December 31, 2022, the Company recorded an impairment charge of $47.3 million related to the write-down of the full goodwill balance of the Services segment, and had no comparable event in 2021.
Other expenses
Interest expense, net, increased $2.7 million, to $27.4 million for the year ended December 31, 2022, compared to $24.7 million for the year ended December 31, 2021. This increase was driven by higher interest rates on the Company's variable rate debt due to the United States Federal Reserve raising benchmark interest rates and due to the difference in borrowing rates on the Company's new debt facility. Additionally, the loss on debt extinguishment of $5.5 million in 2021 had no comparable event in 2022.

Pre-tax net loss
As a result of the factors described above including the non-cash goodwill impairment charge of $47.3 million for the year ended December 31, 2022, pre-tax net loss increased $34.9 million to a pre-tax net loss of $47.4 million for the year ended December 31, 2022 compared to a pre-tax net loss of $12.5 million for the year ended December 31, 2021.
Tax expense
The Company now owns approximately 99.1% of HoldCo with the LLC Interests not held by the Company considered non-controlling interest. HoldCo is treated as a partnership for income tax reporting. HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.
Income tax expense totaled (2.6)% and (30.9)% of pre-tax net loss for the years ended December 31, 2022 and 2021, respectively. The tax rate is affected primarily the changes in valuation allowance, goodwill impairment charge, return to provision adjustments, and state and local taxes during the year ended December 31, 2022. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year.
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
Our management does not, and you should not, consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with Generally Accepted Accounting Principles ("GAAP"). The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:
•EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA does not reflect the interest expenses, or the cash requirements necessary to service interest or principal payments, on our debts;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Year Ended December 31,
$'s in 000's	2022	2021
Net loss	$(48,620)	$(16,383)
Plus:
Tax expense	1,214	3,869
Depreciation	14,520	14,366
Amortization	18,079	22,336
Goodwill impairment(1)	47,264	—
Interest	27,374	24,696
EBITDA	$59,831	$48,884
Loss on debt extinguishment and related costs(2)	—	6,438
Acquisition costs(3)	1,464	92
Stock based compensation expense	11,363	9,428
Integration costs(4)	1,171	(142)
Litigation expenses	3,862	4,105
CFO Transition	—	928
Adjusted EBITDA(5)	$77,691	$69,733
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
(3) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(4) Integration costs represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. The costs are primarily in the Products segment.
(5) Effective December 31, 2022, the Company no longer includes non same-store operating results related to the Services segment wellness centers with less than six full quarters of operating results, and pre-opening expenses, as an adjustment to its calculation of Adjusted EBITDA. As a result, the presentation of Adjusted EBITDA for the year ended December 31, 2021 has been recast for comparability to remove non same-store operating results of $23.2 million.
Financial Condition, Liquidity, and Capital Resources
Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2022 and December 31, 2021, our cash and cash equivalents were $101.3 million and $79.4 million, respectively. As of December 31, 2022, we had an unused revolving credit facility with availability of $125.0 million, $295.5 million outstanding under a term loan, $143.8 million of outstanding 4.0% Convertible Senior Notes due 2026 (the “Notes”), and $19.7 million in other debt. The debt agreements bear interest at rates between 2.00% and 8.57%.
Our primary cash needs are for working capital and to support our growth plans, which may include acquisitions. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics that is currently ongoing or the construction of new corporate headquarters, which was completed in 2021. Our primary working capital requirements are to carry inventory and receivable levels necessary to support our Product net sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal customer demand, which typically requires increases in working capital from the beginning of the year and expanding through the first two quarters. Then, as the flea and tick season ends and retailers reduce inventory, working capital typically decreases. As of December 31, 2022 and December 31, 2021, we had working capital (current assets less current liabilities) of $220.6 million and $200.5 million, respectively. In addition to the liabilities on the Consolidated Balance sheet, the Company has approximately $52.6 million in open purchase orders with vendors which will require payment once the purchase orders are filled. In the short term the Company intends to maintain a strong liquidity position and minimize the need for incremental borrowings on the Company's Asset Backed Line ("ABL"). In the long term, the Company intends to maintain a flexible liquidity position, which may include paying down long term debt prior to the respective due dates.
We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our credit facility will be adequate to meet short-term (i.e., the next twelve months) and longer-term our operating, investing, and financing needs. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms. As in the past, we will continue to explore opportunities to optimize our capital structure.
Cash Flows
Cash provided by or used in Operating Activities
Net cash provided by operating activities was $48.0 million for the year ended December 31, 2022, compared to $23.8 million used in operating activities for the year ended December 31, 2021. The change in non cash items is primarily is driven by Services segment goodwill impairment of $47.3 million, which is non-cash in nature, and improvement in working capital. Working capital provided an incremental $18.5 million from $16.6 million outflow in 2021 to $1.9 million inflow in 2022. Changes are driven by lower growth in accounts receivable and by inventory growth while accounts payable growth provided working capital benefit driven by increase in inventory and timing of inventory purchases. Additionally, while net loss increased in 2022 vs. 2021, a large component of the net loss increase was driven by Services segment goodwill impairment which is non-cash in nature and had no comparable event in 2021.
Cash used in Investing Activities
Net cash used in investing activities was $12.0 million for the year ended December 31, 2022, compared to $26.1 million for the year ended December 31, 2021. The decrease in net cash used in investing activities is a result of the lower cash used in the purchase of property, plant, and equipment, primarily due to slower construction of new wellness centers and the one time nature of the construction of the new corporate headquarters, which was completed in 2021.
Cash provided by Financing Activities
Net cash used in financing activities was $13.7 million for the year ended December 31, 2022, compared to $48.3 million in net cash provided by financing activities for the year ended December 31, 2021. The change in cash provided by financing activities is primarily driven by the refinance activities that occurred in 2021 and did not recur in 2022 as well as significant option exercise activity in 2021 that did not recur in 2022. Additionally, the Company used $3.9 million to repurchase 373,408 shares of outstanding Class A Common Stock at $10.33 per share under the newly approved stock buy back plan, inclusive of commissions.
Description of Indebtedness
On April 13, 2021, the Company entered into the ABL Facility and the Term Loan B (each as defined below), which replaced both the Amended Revolving Credit Agreement and A&R Term Loan Agreement as well as fully repaid $27.5 million of the Notes Payable – VIP Acquisition. As part of the termination of the Amended Revolving Credit Agreement and the A&R Term Loan Credit agreement, and the repayment in full of the Notes Payable – VIP Acquisition, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in selling, general and administrative expenses for the year ended December 31, 2021. See Note 5 - "Debt" in the notes to our audited consolidated financial statements included in this Annual Report for definitions and descriptions of our Amended Revolving Credit Agreement, A&R Term Loan and Notes Payable - VIP Acquisition.
Senior Secured Asset-Based Revolving Credit Facility – ABL
On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. The rate at December 31, 2022 was 4.39%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%. In February 2023, Opco entered into the First Amendment Agreement to replace the interest rate benchmark from LIBOR to SOFR. For more information on the First Amendment, please see Note 17 – “Subsequent Events.”
The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to such first-priority security interest, “ABL Priority Collateral”), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.
Senior Secured Term Loan Facility – Term Loan B
On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or LIBOR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of LIBOR loans. LIBOR rates are subject to a 0.50% floor. The interest rate at December 31, 2022 was 8.57%. The Term Loan B requires quarterly amortization payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.
The Term Loan B is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries, including a first-priority security interest in Term Priority Collateral and a second-priority security interest in ABL Priority Collateral, in each case, subject to customary exceptions. The Term Loan B contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.
The Company’s Term Loan B allows for certain incremental transactions such as additional borrowings, making restricted payments, or making acquisitions, as long as the Company’s net leverage ratio is within pre-established ranges that vary depending on the proposed incremental transaction. The Company’s net leverage ratio as defined in the Term Loan B as of December 31, 2022 is shown below for illustrative purposes.

December 31, 2022
Total debt	$450,409
Total Capital Leases	2,525
Less Cash	(101,265)
Net Debt	351,669
LTM Term Loan B defined EBITDA	94,114
Term Loan B net leverage(1)	3.7x
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
The fair value of the Notes was $120.5 million as of December 31, 2022. The estimated fair value of the Notes is based on market rates at the closing trading price of the Convertible Notes as of December 31, 2022 and is classified as Level 2 in the fair value hierarchy.
Capped Call Transactions
On May 14, 2020 and May 19, 2020, the Company entered into capped call transactions (the “Capped Call Transactions”) with two counterparties. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to the Notes, the underlying shares of Class A common stock and are intended to reduce, subject to a limit, the potential dilution with respect to the Class A common stock upon conversion of the Notes. The cap price of the Capped Call Transactions is $41.51 per share of Class A common stock, and is subject to certain adjustments under the terms of the Capped Call Transactions.
For additional discussion of our “indebtedness,” refer to Note 5 – “Debt” in the notes to our audited consolidated financial statements included in this Annual Report.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation to ensure they are reasonable for reporting purposes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. However, actual results may differ from these estimates under different assumptions or conditions.

This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 1 - Principal business Activity and Significant Accounting Policies in the notes to our consolidated financial statements.
Revenue Recognition
The Company recognizes product sales when product control is transferred to the customer, which generally occurs upon delivery or shipment of goods, depending on terms with a customer. Many customer contracts include some form of variable consideration such as discounts, rebates, and sales returns and allowances. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.
Revenue for services is recognized over time as the service is delivered, typically over a single day. Payment is typically rendered at the time of service.
Trade marketing expense, consisting primarily of customer pricing allowances and merchandising funds are offered through various programs to customers and are designed to promote our products. They include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable amounts. The ultimate cost of these programs depends on retailer performance and is subject to management estimates.
Certain retailers require the payment of product introductory fees in order to obtain space for the Company's products on the retailer's store shelves. This cost is typically a lump sum and is determined using the expected value based on the contract between the two parties.
Both trade marketing expense and product introductory fees are recognized as reductions of revenue at the time the transfer of control of the associated products occurs. Accruals for expected payouts, or amounts paid in advance, under these programs are included as other current assets or accounts payable in the Consolidated Balance Sheets.
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
Impairment of Goodwill
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
During the third quarter of 2022, the Company's market capitalization declined significantly, driven by rising interest rates and macroeconomic conditions. Additionally, the Company slowed its expansion plans for the Services reporting unit. Based on these events, the Company concluded that an indicator of impairment existed for the Services reporting unit related to goodwill. As a result of the Company's impairment test, the Company determined that the fair value of the Services reporting unit was less than it's carrying value resulting in a non-cash goodwill impairment charge of $47.3 million, representing all of the goodwill in the Services reporting unit, during the twelve months ended December 31, 2022. The associated market capitalization reconciliation indicated that increasing the weighted average cost of capital used in the analysis of the Products reporting could indicate impairment to that reporting unit. Similarly, additional declines in the Company's stock price and market capitalization could indicate an incremental impairment is required. No impairment was recognized for the twelve months ended December 31, 2021 and 2020. For further discussion and details relating to the Company’s goodwill balances refer to Note 4 – Intangible Assets and Goodwill in the notes to our audited consolidated financial statements of this Annual Report.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL Facility and Term Loan B are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2022, we had variable rate debt of approximately $295.5 million under our ABL Facility and Term Loan B. An increase of 1% would have increased our interest expense for the year ended December 31, 2022 by approximately $2.9 million.

Item 8 – Financial Statements and Supplementary Data

KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PetIQ, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of goodwill impairment assessment of the Products reporting unit

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company tests goodwill for impairment at least annually and more frequently whenever events or circumstances occur indicating that it might be impaired. The Company has two reporting units, which are comprised of the Services reporting unit and the Products reporting unit. During the year ended December 31, 2022, the Company’s market capitalization declined significantly, driven by rising interest rates and macroeconomic conditions. Additionally, the Company slowed its expansion plans for the Services reporting unit. Based on these events, the Company performed a quantitative goodwill impairment assessment using a discounted cash flow model and recorded goodwill impairment of $47.3 million, which represented the entire goodwill balance of the Services reporting unit. No impairment was identified related to the Products reporting unit goodwill, which totaled $183.3 million as of December 31, 2022.

We identified the evaluation of the goodwill impairment assessment of the Company’s Products reporting unit as a critical audit matter. Evaluating the discount rate assumption used in the discounted cash flow model used to estimate the fair value of the Products reporting unit required subjective auditor judgement and the involvement of valuation professionals with specialized skills and knowledge. Specifically, the discount rate assumption required subjective auditor judgment due to sensitivity to variation, which could impact the Company’s determination to not record an impairment charge for the Products reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included controls related to the determination of the discount rate assumption used to estimate the fair value of the Products reporting unit. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate assumption by comparing the discount rate used by the Company against a discount rate range that was independently developed using publicly available market data.
We have served as the Company’s auditor since 2014.
Boise, Idaho
February 28, 2023

PetIQ, Inc. Consolidated Balance Sheets (In 000’s except for per share amounts)

	December 31, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$101,265	$79,406
Accounts receivable, net	118,004	113,947
Inventories	142,605	96,440
Other current assets	8,238	8,896
Total current assets	370,112	298,689
Property, plant and equipment, net	73,395	76,613
Operating lease right of use assets	18,231	20,489
Other non-current assets	1,373	2,024
Intangible assets, net	172,479	190,662
Goodwill	183,306	231,110
Total assets	$818,896	$819,587
Liabilities and equity
Current liabilities
Accounts payable	$112,995	$55,057
Accrued wages payable	11,512	12,704
Accrued interest payable	1,912	3,811
Other accrued expenses	7,725	11,680
Current portion of operating leases	6,595	6,500
Current portion of long-term debt and finance leases	8,751	8,350
Total current liabilities	149,490	98,102
Operating leases, less current installments	12,405	14,843
Long-term debt, less current installments	443,276	448,470
Finance leases, less current installments	907	2,493
Other non-current liabilities	1,025	459
Total non-current liabilities	457,613	466,265
Equity
Additional paid-in capital	378,709	368,006
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,348 and 29,139 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 252 and 272 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 and 0 shares, respectively	(3,857)	—
Accumulated deficit	(162,733)	(114,525)
Accumulated other comprehensive loss	(2,224)	(684)
Total stockholders' equity	209,924	252,826
Non-controlling interest	1,869	2,394
Total equity	211,793	255,220
Total liabilities and equity	$818,896	$819,587
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Operations (In 000’s except for per share amounts)

	Year Ended December 31,
	2022	2021	2020
Product sales	$800,305	$825,395	$725,705
Services revenue	121,208	107,133	54,346
Total net sales	921,513	932,528	780,051
Cost of products sold	606,548	646,402	584,401
Cost of services	105,302	99,733	60,462
Total cost of sales	711,850	746,135	644,863
Gross profit	209,663	186,393	135,188
Operating expenses
Selling, general and administrative expenses	182,561	170,521	138,375
Goodwill impairment	47,264	—	—
Operating (loss) income	(20,162)	15,872	(3,187)
Interest expense, net	27,374	24,696	22,807
Loss on debt extinguishment	—	5,453	—
Other (expense), net	(130)	(1,763)	(680)
Total other expense, net	27,244	28,386	22,127
Pretax net loss	(47,406)	(12,514)	(25,314)
Income tax expense	(1,214)	(3,869)	(60,413)
Net loss	(48,620)	(16,383)	(85,727)
Net loss attributable to non-controlling interest	(412)	(416)	(3,072)
Net loss attributable to PetIQ, Inc.	$(48,208)	$(15,967)	$(82,655)

Net loss per share attributable to PetIQ, Inc. Class A common stock
Basic	$(1.65)	$(0.57)	$(3.36)
Diluted	$(1.65)	$(0.57)	$(3.36)
Weighted average shares of Class A common stock outstanding
Basic	29,159	28,242	24,629
Diluted	29,159	28,242	24,629
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Comprehensive Loss ($’s in 000’s)

	Year Ended December 31,
	2022	2021	2020
Net loss income	(48,620)	(16,383)	(85,727)
Foreign currency translation adjustment	(1,553)	(65)	363
Comprehensive loss	(50,173)	(16,448)	(85,364)
Comprehensive loss attributable to non-controlling interest	(425)	(417)	(3,049)
Comprehensive loss attributable to PetIQ	$(49,748)	$(16,031)	$(82,315)
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Cash Flows ($’s in 000’s)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(48,620)	$(16,383)	$(85,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization of intangible assets and loan fees	35,468	39,300	27,483
Goodwill impairment	47,264	—	—
Loss on debt extinguishment	—	5,453	—
Loss (gain) on disposition of property, plant, and equipment	438	(1,183)	(238)
Stock based compensation expense	11,363	9,428	9,170
Deferred tax adjustment	599	3,487	59,708
Termination of supply agreement	—	—	7,801
Other non-cash activity	(385)	233	164
Changes in assets and liabilities
Accounts receivable	(4,137)	(11,197)	(31,652)
Inventories	(46,297)	1,283	(17,846)
Other assets	1,093	(1,380)	556
Accounts payable	58,546	(12,131)	17,435
Accrued wages payable	(1,225)	2,194	1,424
Other accrued expenses	(6,083)	4,663	7,121
Net cash provided by (used in) operating activities	48,024	23,767	(4,601)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	5,132	442
Purchase of property, plant, and equipment	(11,973)	(31,270)	(22,392)
Purchase of Capstar and related intangibles	—	—	(96,072)
Net cash used in investing activities	(11,973)	(26,138)	(118,022)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	143,750
Payment for Capped Call options	—	—	(14,821)
Proceeds from issuance of long-term debt	59,000	642,568	837,675
Principal payments on long-term debt	(66,600)	(597,071)	(838,073)
Payment of financing fees on Convertible Notes	—	—	(5,884)
Tax distributions to LLC Owners	—	(70)	(47)
Principal payments on finance lease obligations	(1,493)	(1,926)	(1,965)
Payment of deferred financing fees and debt discount	—	(7,656)	(550)
Tax withholding payments on Restricted Stock Units	(875)	(937)	(595)
Stock repurchase	(3,857)	—	—
Exercise of options to purchase class A common stock	115	13,426	9,274
Net cash (used in) provided by financing activities	(13,710)	48,334	128,764
Net change in cash and cash equivalents	22,341	45,963	6,141
Effect of exchange rate changes on cash and cash equivalents	(482)	(13)	43
Cash and cash equivalents, beginning of period	79,406	33,456	27,272
Cash and cash equivalents, end of period	$101,265	$79,406	$33,456
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Cash Flows ($’s in 000’s)

	Year Ended December 31,
Supplemental cash flow information	2022	2021	2020
Interest paid	$26,404	$19,189	$19,402
Net change in property, plant, and equipment acquired through accounts payable	509	735	279
Finance lease additions	59	1,191	2,019
Net change of deferred tax asset from step-up in basis	—	3,348	—
Income taxes paid, net of refunds	359	418	130
Accrued tax distribution	—	7	(434)
Issuance of note for termination, settlement, and asset acquisition agreement	—	—	17,487
Purchase of intangible assets from note issuance	—	—	(9,686)
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Stockholders’ Equity (In 000’s)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2020	$(15,903)	$(1,131)	23,554	$23	—	$—	4,752	$5	$300,120	$45,196	$328,310
Exchange of LLC Interests held by LLC Owners	—	105	1,712	2	—	—	(1,712)	(2)	15,725	(15,830)	—
Payment for capped call share options	—	—	—	—	—	—	—	—	(12,803)	(2,018)	(14,821)
Accrued tax distributions	—	—	—	—	—	—	—	—	—	434	434
Other comprehensive income	—	340	—	—	—	—	—	—	—	23	363
Stock based compensation expense	—	—	—	—	—	—	—	—	7,921	1,249	9,170
Exercise of options to purchase common stock	—	—	395	—	—	—	—	—	9,274	—	9,274
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	50	—	—	—	—	—	(595)	—	(595)
Net loss	(82,655)	—	—	—	—	—	—	—	—	(3,072)	(85,727)
Balance - December 31, 2020	$(98,558)	$(686)	25,711	$26	—	$—	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	66	2,768	3	—	—	(2,768)	(3)	23,531	(23,597)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	—	—	3,235	113	3,348
Accrued tax distributions	—	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive income	—	(64)	—	—	—	—	—	—	—	(1)	(65)
Stock based compensation expense	—	—	—	—	—	—	—	—	9,109	319	9,428
Exercise of options to purchase common stock	—	—	583	—	—	—	—	—	13,426	—	13,426
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	77	—	—	—	—	—	(937)	—	(937)
Net loss	(15,967)	—	—	—	—	—	—	—	—	(416)	(16,383)
Balance - December 31, 2021	$(114,525)	$(684)	29,139	$29	—	$—	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	—	—	(20)	—	199	(199)	—
Other comprehensive income	—	(1,540)	—	—	—	—	—	—	—	(13)	(1,553)
Treasury stock purchase	—	—	—	—	373	(3,857)	—	—	—	—	(3,857)
Stock based compensation expense	—	—	—	—	—	—	—	—	11,264	99	11,363
Exercise of options to purchase common stock	—	—	2	—	—	—	—	—	115	—	115
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	187	—	—	—	—	—	(875)	—	(875)
Net loss	(48,208)	—	—	—	—	—	—	—	—	(412)	(48,620)
Balance - December 31, 2022	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Note that certain figures shown in the table above may not recalculate due to rounding.
See accompanying notes to the consolidated financial statements.

Notes to the consolidated financial statements
Note 1 – Principal Business Activity and Significant Accounting Policies
Principal Business Activity and Principals of Consolidation
PetIQ is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national veterinarian service platform operates in over 2,600 retail partner locations in 41 states providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant, and equipment and intangible assets; the valuation of property, plant, and equipment, intangible assets and goodwill, the valuation of assets and liabilities in connection with acquisitions, the valuation of deferred tax assets, the valuation of inventories, and reserves for legal contingencies.
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

The Contingent Notes began bearing interest at a fixed rate of 6.75%, with the balance payable July 17, 2023. The Company fully repaid the Contingent Notes in April 2021 as part of the refinance activity described in Note 5 – Debt.
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
Receivables and Credit Policy
Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, net of discounts and estimated deductions. The Company does not have a policy for charging interest on overdue customer account balances. The Company provides an allowance for credit losses equal to expected losses. The Company’s estimate is based on historical collection experience, a review of the current status of trade accounts receivable and known current economic conditions. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice.
Other receivables consists of various receivables due from vendors, banking institutions, employees, and government agencies.
Accounts receivable, net consists of the following as of:

$'s in 000's	December 31, 2022	December 31, 2021
Trade receivables	$104,612	$108,049
Other receivables	13,790	6,405
	118,402	114,454
Less: Allowance for doubtful accounts	(398)	(507)
Total accounts receivable, net	$118,004	$113,947
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the FIFO method and includes estimated rebate amounts. The Company maintains reserves for estimated obsolete or unmarketable inventory based on the difference between the cost of inventory and its estimated net realizable value. In estimating the reserves, management considers factors such as excess or slow-moving inventories, product expiration dating, and market conditions. Changes in these conditions may result in additional reserves. Major components of inventories consist of the following as of:

$'s in 000's	December 31, 2022	December 31, 2021
Raw materials	$17,464	$16,564
Work in progress	2,234	1,650
Finished goods	122,907	78,226
Total inventories	$142,605	$96,440
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charge was recorded for the years ended December 31, 2022, 2021 and 2020.

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
To assess goodwill for impairment, the Company, depending on relevant facts and circumstances, performs either a qualitative assessment or a quantitative analysis utilizing a discounted cash flow valuation model. In performing the qualitative assessment, the Company evaluates relevant factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, as well as company and reporting unit specific items. If, after assessing these qualitative factors, the Company determines that it is more likely than not that the carrying value of the reporting unit is less than its fair value, then no further testing is required. In performing a quantitative analysis, the Company determines the fair value of a reporting unit using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including discount rates and future growth rates. In the event the carrying amount of a reporting unit exceeded its fair value, an impairment loss would be recognized. During the three months ended September 30, 2022, the Company's market capitalization declined significantly, driven by rising interest rates and macroeconomic conditions. Additionally, the Company has slowed its expansion for the Services reporting segment. Based on these events, the Company concluded that an indicator of impairment existed for the Services segment related to its Goodwill during the three months ended September 30, 2022. See Note 4 - Intangible Assets and Goodwill for further information.
As a result of the Company's impairment test, the Company determined that the fair value of the Services reporting unit was less than it's carrying value, resulting in a non-cash goodwill impairment charge of $47.3 million during the twelve months ended December 31, 2022. No impairment charge was recorded for the years ended December 31, 2021 and 2020.
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values. Intangible assets with definite lives are amortized over their estimated useful lives to reflect the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. Due to aforementioned goodwill impairment, during the three months ended September 30, 2022, the Company determined that a triggering event had occurred for certain amortizable intangible assets and conducted Step 1 of impairment testing utilizing undiscounted cash flows. No additional impairment was recorded as a result of this test or was recorded for the years ended December 31, 2022, 2021, and 2020.
Convertible Debt
On May 19, 2020, the Company issued $143.8 million aggregate principal amount of Convertible Notes due 2026 (the “Notes”). See Note 5 – “Debt.” Simultaneously, with the issuance of the Notes, we bought capped call options from certain financial institutions to minimize the impact of potential dilution of our Class A common stock upon conversion of the

Notes. The premium for the capped call options was recorded as additional paid-in capital in our consolidated balance sheets as the options are settleable in our Class A common stock.
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
Revenue for services is recognized over time as the service is delivered, typically over a single day. Payment is typically rendered at the time of service. Customer contracts generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data. The Company began offering subscription based veterinary service plans to customers of the Services segment in 2021, however total activity during the years ended December 31, 2022 and 2021 was immaterial.
The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2022 and 2021.
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
Trade marketing expense, consisting primarily of customer pricing allowances and merchandising funds are offered through various programs to customers and are designed to promote our products. They include the cost of in-store product displays, feature pricing in retailers' advertisements and other temporary price reductions. These programs are offered to our customers both in fixed and variable amounts. The ultimate cost of these programs depends on retailer performance and is subject to management estimates.
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
Significant Payment Terms
Our customer contracts identify the product, quantity, price, payment and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. Although some payment terms may be more extended, terms beyond one year are not typically granted at contract inception. As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service is typically one year or less.
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
The Company does not grant a general right of return. However, customers may return defective or non-conforming products. Additionally customers from time to time will negotiate certain return provisions to facilitate seasonal retail inventory changes or to reset placement within stores. Customer remedies may include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction in revenue. This return estimate is reviewed and updated each period and is based on historical sales and return experience.
Contract balances
Contract asset and liability balances as of December 31, 2022 and 2021 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.
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
Research and Development and Advertising Costs
Research and development and advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs amounted to $2.1 million, $8.0 million, and $2.3 million and advertising costs were $20.1 million, $16.2 million, and $10.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Collaboration Agreements
Through the Perrigo Animal Health Acquisition, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. During the year ended December 31, 2021, the Company opted out of the arrangement for two of the product formulations, which reduced the amount potentially payable under the agreement. The Company may make payments of up to $3.3 million over the course of the next several years contingent on achievement of certain development and regulatory approval milestones on the remaining product formulation in development. Product development costs are expensed as incurred or as milestone payments become probable. There can be no assurance that this product will be approved by the FDA on the anticipated schedule or at all. Consideration paid after FDA approval will be capitalized and amortized to cost of goods sold over the economic life of each product. The expenses paid prior to FDA approval will be included in selling, general and administrative expenses on the consolidated statements of operations. The Company accrued $2.0 million in research and development expense within accounts payable in the consolidated balance sheets related to the agreement as a milestone was determined to be probable during the year ended December 31, 2021. The amount was paid during the year ended December 31, 2022. There were no expenses incurred under the agreement for the periods ended December 31, 2022 and 2020.
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
Interest expense, net
Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) unused line fees, (iii) amortization of deferred loan fees and discounts, (iv) finance lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets. Interest expense was $28.2 million, $24.7 million, and $22.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, offset by $0.8 million, $0.0 million, and $0.0 million of interest income, respectively.

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
Recently Issued Accounting Pronouncements / Adopted Accounting Standard Updates
From time to time, the Financial Accounting Standards Board or other standards setting bodies issue new accounting pronouncements. Updates to the Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”)
In 2022, we adopted ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance, which requires certain footnote disclosure of assistance received from government entities. Certain states and localities we operate in offer various business incentives related to investment or job creation which we may qualify for. The Company determined there was no material impact on the Company's Financial Statements or existing footnote disclosures for the current period.

Note 2 – Asset Acquisitions
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
Note 3 – Property, Plant, and Equipment
Property, plant, and equipment consists of the following at:

$'s in 000's	December 31, 2022	December 31, 2021
Leasehold improvements	$27,694	$26,341
Equipment	27,187	26,414
Buildings	26,176	23,302
Computer equipment and software	17,501	15,418
Land	8,934	8,934
Vehicles and accessories	6,771	7,339
Furniture and fixtures	3,499	3,877
Construction in progress	4,797	5,077
	122,559	116,702
Less accumulated depreciation	(49,164)	(40,089)
Total property, plant, and equipment	$73,395	$76,613
Depreciation and amortization expense related to these assets total $14.5 million, $14.4 million, and $12.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Depreciation for the year ended December 31, 2022, 2021, and 2020 includes approximately $0.0 million, $2.0 million, and $0.0 million of accelerated depreciation related to assets with shortened useful lives, respectively.

Note 4 – Intangible Assets and Goodwill
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	December 31, 2022	December 31, 2021
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,040	160,167
Patents and processes	5-10 years	14,634	14,843
Brand names	5-15 years	24,633	24,731
Total amortizable intangibles		199,657	200,091
Less accumulated amortization		(62,085)	(44,438)
Total net amortizable intangibles		137,572	155,653
Non-amortizable intangibles
Trademarks and other		33,239	33,341
In-process research and development		1,668	1,668
Intangible assets, net of accumulated amortization		$172,479	$190,662
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $18.1 million, $22.3 million, and $12.8 million, respectively.
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
Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2023	16,893
2024	14,537
2025	13,881
2026	13,297
2027	12,810
Thereafter	66,155

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021.

	Reporting Unit		Total
($'s in 000's)	Products	Services
Goodwill as of January 1, 2021	$183,894	$47,264	$231,158
Foreign currency translation	(48)	—	(48)
Goodwill as of December 31, 2021	183,846	47,264	231,110
Foreign currency translation	(540)	—	(540)
Impairment	—	$(47,264)	(47,264)
Goodwill as of December 31, 2022	$183,306	$—	$183,306
Note 5 – Debt
On April 13, 2021, the Company entered into the ABL Facility and the Term Loan B (each as defined below), which replaced both the Amended Revolving Credit Agreement (as defined below) and A&R Term Loan Agreement as well as fully repaid $27.5 million of the Notes Payable – VIP Acquisition (as defined below).
As part of the termination of the Amended Revolving Credit Agreement and the A&R Term Loan Credit agreement, and the repayment in full of the Notes Payable – VIP Acquisition, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in selling, general and administrative expenses for the year ended December 31, 2021.
Senior Secured Asset-Based Revolving Credit Facility – ABL
On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or London Interbank Offered Rate, ("LIBOR") at the option of the Company. The rate at December 31, 2022 was 4.39%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%. On February 3, 2023, Opco entered into the First Amendment Agreement to the ABL Facility to replace the interest rate benchmark from LIBOR to the Secured Overnight Financing Rate (“SOFR”). For more information on the First Amendment, please see Note 17 – “Subsequent Events.”
The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to such first-priority security interest, “ABL Priority Collateral”), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.
Senior Secured Term Loan Facility – Term Loan B
On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or LIBOR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of LIBOR loans. LIBOR rates are subject to a 0.50% floor. The interest rate at December 31, 2022 was 8.57%. The Term Loan B requires quarterly amortization payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.

The Term Loan B is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries, including a first-priority security interest in Term Priority Collateral and a second-priority security interest in ABL Priority Collateral, in each case, subject to customary exceptions. The Term Loan B contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.
The fair value of the the Term Loan B was $268.9 million as of December 31, 2022. The estimated fair value of the Notes is based on market rates at the closing trading price as of December 31, 2022 and is classified as Level 2 in the fair value hierarchy.
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
The fair value of the Notes was $120.5 million as of December 31, 2022. The estimated fair value of the Notes is based on market rates at the closing trading price of the Convertible Notes as of December 31, 2022 and is classified as Level 2 in the fair value hierarchy.

Capped Call Transactions
On May 14, 2020 and May 19, 2020, the Company entered into capped call transactions (the “Capped Call Transactions”) with two counterparties. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to the Notes, the underlying shares of Class A common stock and are intended to reduce, subject to a limit, the potential dilution with respect to the Class A common stock upon conversion of the Notes. The cap price of the Capped Call Transactions is $41.51 per share of Class A common stock, and is subject to certain adjustments under the terms of the Capped Call Transactions.
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
All obligations under the A&R Term Loan Credit Agreement were unconditionally guaranteed by HoldCo and each of its domestic wholly-owned subsidiaries and, subject to certain exceptions, each of its material current and future domestic wholly-owned subsidiaries. All obligations under the A&R Term Loan Credit Agreement, and the guarantees of those obligations, were secured by substantially all of the assets of OpCo and each guarantor under the A&R Term Loan Credit Agreement, subject to certain exceptions.
The A&R Term Loan Credit Agreement was fully repaid and terminated in April 2021.
General Other Debt
The Company entered into a mortgage with Huntington Bank to finance a commercial building in Eagle, Idaho, in December 2021. The mortgage bears interest at a fixed rate of 2.0% plus LIBOR and utilizes a 10 year amortization schedule with a balloon payment of the balance due at that time. The rate at December 31, 2022 was 6.39%.
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

In connection with the acquisition of Community Veterinary Clinics, LLC d/b/a, VIP Petcare (the “VIP Acquisition”), the Company entered into a guarantee note of $10.0 million and contingent Notes that were subsequently earned. As of December 31, 2021 $7.5 million was payable pursuant to the 2018 Contingent Note and $10.0 million was payable pursuant to the 2019 Contingent Note. The guarantee note and the Contingent Notes (collectively, “Notes Payable – VIP Acquisition”) of $27.5 million required quarterly interest payments of 6.75% with the balance payable July 17, 2023. These Notes Payable – VIP Acquisition were fully repaid in April 2021.
The following represents the Company’s long-term debt as of:

$'s in 000's	December 31, 2022	December 31, 2021
Convertible Notes	$143,750	$143,750
Term loans	295,500	298,500
Revolving credit facility	—	—
Other Debt	19,690	23,518
Net discount on debt and deferred financing fees	(8,531)	(10,418)
	$450,409	$455,350
Less current maturities of long-term debt	(7,133)	(6,880)
Total long-term debt	$443,276	$448,470
Future maturities of long-term debt, excluding net discount on debt and deferred financing fees, as of December 31, 2022, are as follows:

($'s in 000's)
2023	7,064
2024	7,426
2025	4,600
2026	147,350
2027	3,600
Thereafter	288,900
The Company incurred $6.4 million in debt issuance costs related to the Term Loan B, $1.0 million related to the ABL, and $0.2 million related to the new mortgage during the year ended December 31, 2021.
Note 6 – Leases
The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2023 and 2028.
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
The components of lease expense consists of the following:

	Year Ended
$'s in 000's	December 31, 2022	December 31, 2021	December 31, 2020
Finance lease cost
Amortization of right-of-use assets	$1,185	$2,215	$1,681
Interest on lease liabilities	243	338	315
Operating lease cost	6,603	5,556	5,831
Variable lease cost(1)	1,318	1,283	1,130
Short-term lease cost	17	13	34
Sublease income	(269)	(238)	(528)
Total lease cost	$9,097	$9,167	$8,463
(1)Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate.
Other information related to leases was as follows as of:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	3.19	3.86
Finance leases	1.82	2.59
Weighted-average discount rate
Operating leases	4.4%	4.9%
Finance leases	4.5%	4.6%
Annual future commitments under non-cancelable leases as of December 31, 2022, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
2023	$7,271	$1,265
2024	5,759	1,045
2025	4,749	238
2026	2,338	95
2027	213	—
Total minimum future obligations	$20,330	$2,642
Less interest	(1,330)	(117)
Present value of net future minimum obligations	19,000	2,525
Less current lease obligations	(6,595)	(1,618)
Long-term lease obligations	$12,405	$907

Supplemental cash flow information:

	Year Ended
$'s in 000's	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$243	$338	$315
Operating cash flows from operating leases	6,730	3,928	5,668
Financing cash flows from finance leases	1,493	1,926	1,965
Non-cash right-of-use assets obtained in exchange for lease obligations
Operating leases	4,087	5,212	5,105
Finance leases	59	1,191	2,019
Note 7 - Income Taxes
The Company is the sole managing member of HoldCo. HoldCo is treated as a partnership for U.S. federal income tax purposes with the remaining partners of HoldCo (the “LLC Owners”) owning a non-controlling interest. The LLC Owners have an exchange right which grants them the right to exchange a HoldCo partnership interest and a PetIQ Class B Common Stock share for a PetIQ Class A Common Stock share. Upon such an exchange, the Company is treated as purchasing an additional interest in HoldCo from the continuing LLC Owners in a taxable exchange which generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2022, the Company had $75.6 million of deferred tax assets associated with these exchanges, which currently have a full valuation allowance against the deferred tax asset. The non-controlling interests totaled approximately 0.9% of the ownership of HoldCo as of December 31, 2022. See Note 11 – Non-controlling interests for more information.
HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.
The components of pretax net loss, determined by tax jurisdiction, are as follows:

	Year Ended December 31

$'s in 000's	2022	2021	2020
United States	$(47,767)	$(12,816)	$(25,747)
Foreign	361	302	433
Total	$(47,406)	$(12,514)	$(25,314)

The provision for income taxes for 2022, 2021, and 2020 consisted of the following:

	Year Ended December 31

$'s in 000's	2022	2021	2020
Current:
Federal	$—	$—	$—
State	498	323	327
Foreign	117	26	137
	$615	$349	$464
Deferred and other:
Federal	574	2,661	47,048
State	154	717	12,922
Foreign	(129)	142	(21)
	599	3,520	59,949
Total income tax expense	$1,214	$3,869	$60,413
Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31

	2022	2021	2020
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	3.6	(0.2)	0.6
Non-controlling interest and nontaxable income	(0.2)	(0.1)	(2.4)
Deferred tax rate changes	—	1.0	(0.6)
Share-based compensation	(1.6)	6.8	0.6
Goodwill impairment	(9.2)	—	—
Return-to-provision	(6.8)	(15.7)	(2.3)
Valuation allowance	(9.4)	(42.9)	(255.2)
Other	—	(0.8)	(0.4)
Effective income tax rate	(2.6)%	(30.9)%	(238.7)%
Our tax rate is affected primarily by the changes in valuation allowance, goodwill impairment charge, return to provision adjustments, and state and local taxes during the year ended December 31, 2022. It is also affected by discrete items that may occur in any given year such as stock based compensation, but are not consistent from year to year.
As a result of the IPO and reorganization transactions, the Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from HoldCo. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

$'s in 000's	2022	2021
Deferred tax assets
Investment in partnership	$69,656	$77,306
Fixed assets	62	43
Net operating loss carryforwards and tax credits	33,271	25,888
Disallowed business interest carryforward	8,389	3,169
Other accruals and reversals	5	5
Subtotal	111,383	106,411
Less: valuation allowance	(111,218)	(106,258)
Net deferred tax assets	165	153

Deferred tax liabilities
Fixed Assets	$(112)	$(151)
Intangible assets	(1,069)	(454)
Other	(9)	(7)
Net deferred tax liabilities	$(1,190)	$(612)
At December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of $121.3 million, of which $1.9 million, generated in 2017 and prior, will expire in 2037. The remaining NOLs do not expire. The NOL generated since 2018 of $119.4 million will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company has a federal business interest expense carryover totaling $39.9 million as of December 31, 2022, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. As of December 31, 2022, the Company has charitable contribution carryforwards of $0.7 million, which if unused will expire between 2023 and 2028. The Company has state NOL carryforwards of $82.1 million as of December 31, 2022 which expire between 2023 and 2040 and others that have an indefinite carryforward period. At December 31, 2022 the Company has state business tax credits related to tax incentive arrangements of $1.9 million which if unused will expire between 2036 and 2037. At December 31, 2022 the Company had foreign NOL carryforwards of $0.6 million which do not expire.
The Company has assessed the realizability of the net deferred tax assets as of December 31, 2022 and has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets in the United States and Ireland will not be realized. The Company has recorded a valuation allowance for these deferred tax assets of $111.2 million and $106.3 million as of December 31, 2022 and 2021, respectively. Additionally, the Company has recorded a net deferred tax liability related to its indefinite lived intangible assets in the United States. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
The Company operates in certain jurisdictions where we have tax incentive arrangements. These incentives are conditional upon certain business operations and employment thresholds. The effect of these tax incentive arrangements are recognized in the Company's tax provision as the appropriate conditions are met and credits are earned.
The Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. Accordingly, no unrecognized tax benefit would impact the effective tax rate. If interest and penalties were accrued, we would recognize interest and penalties as income tax expense. We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, tax years from 2017 to present are subject to examination by the tax authorities.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Year Ended December 31,
(in 000's, except for per share amounts)	2022	2021	2020
Numerator:
Net loss	(48,620)	(16,383)	(85,727)
Less: net loss attributable to non-controlling interests	(412)	(416)	(3,072)
Net loss attributable to PetIQ, Inc. — basic and diluted	(48,208)	(15,967)	(82,655)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,159	28,242	24,629
Dilutive effects of stock options that are convertible into Class A common stock	—	—	—
Dilutive effect of RSUs	—	—	—
Dilutive effect for conversion of Notes	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	29,159	28,242	24,629

Loss per share of Class A common stock — basic	$(1.65)	$(0.57)	$(3.36)
Loss per share of Class A common stock — diluted	$(1.65)	$(0.57)	$(3.36)
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
Additionally, all stock options and restricted stock units and convertible Notes have not been included in the diluted earnings per share calculation for the years ended December 31, 2022, 2021 and 2020, as they have been determined to be anti-dilutive under the treasury stock method and if-converted method, as applicable.
Note 9 – Stock Based Compensation
PetIQ, Inc. Omnibus Incentive Plan
The Amended and Restated PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. On June 22, 2022, the Company's stockholders approved an amendment and restatement of the Plan to, among other things, increase the total number of shares of the Company's Class A common stock reserved and available for issuance thereunder by 1,890,000 shares resulting in a total of 5,804,000 shares of Class A common stock issuable under the Plan. As of December 31, 2022 and 2021, 2,143,955 and 771,000 shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.

PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees
The PetIQ, Inc. 2018 Inducement and Retention Stock Plan for CVC Employees (the “Inducement Plan”) provided for the grant of stock options to employees hired in connection with an acquisition in 2018 as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4). The Inducement Plan reserved 800,000 shares of Class A Common Stock of the Company, of which 760,000 were granted. No further grants may be made under the Inducement Plan. All awards issued under the Inducement Plan may only be settled in shares of Class A common stock.
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
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period. Expense recognized totaled $3.2 million, $5.2 million, and $6.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the periods ended:

	December 31, 2022	December 31, 2021
Expected term (years) (1)	6.25	6.17
Expected volatility (2)	37.21%	33.45%
Risk-free interest rate (3)	1.44%	0.89%
Dividend yield (4)	0.00%	0.00%
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

The weighted average grant date fair value of stock options granted during the period ended December 31, 2022 and 2021 was $9.14 and $12.39, respectively, per option. The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2022:

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2021	2,086	$23.93	$30,302	7.2
Granted	354	35.66
Exercised	(583)	23.05	$8,499
Forfeited	(64)	24.84
Cancelled	(25)	$25.70
Outstanding at December 31, 2021	1,768	$26.51	$2,897	7.3
Granted	83	14.16
Exercised	(2)	19.49	$10
Forfeited	(110)	29.24
Cancelled	(86)	31.12
Outstanding at December 31, 2022	1,652	$25.48	$53	6.2
Options exercisable at December 31, 2022	1,149
The aggregate intrinsic values disclosed in the above table were calculated as the excess, if any, between the Company’s closing share price per share on the respective period end date and the strike price of the underlying awards.
At December 31, 2022, total unrecognized compensation cost related to unvested stock options was $3.0 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock Units
The Company awards RSUs to certain employees under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will generally be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At December 31, 2022, total unrecognized compensation cost related to unvested RSUs was $14.2 million and is expected to vest over a weighted average of 2.8 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $8.1 million, $4.3 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.

The following table summarizes the activity of the Company’s RSUs for the period ended December 31, 2022:

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	317	$22.91
Granted	268	37.91
Settled	(103)	24.81
Forfeited	(23)	26.02
Outstanding at December 31, 2021	459	$31.08
Granted	802	20.30
Settled	(231)	27.81
Forfeited	(177)	25.53
Nonvested RSUs at December 31, 2022	853	$23.06
The total income tax benefit recognized in the income statement for share-based compensation arrangements was zero for the years ended December 31, 2022, 2021, and 2020.
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
Stock repurchase program

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. During the twelve months ended December 31, 2022 the Company repurchased 373,408 shares at a weighted average price of $10.33 per share.
Note 11 - Non-Controlling Interests
The Company reports a non-controlling interest representing the LLC interests of HoldCo held by continuing LLC Owners. Changes in PetIQ’s ownership interest in HoldCo while PetIQ retains its controlling interest in HoldCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC interests of HoldCo by the continuing

LLC Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when HoldCo has positive or negative net assets, respectively. The Company is also required to make tax distributions based on the LLC Agreement to continuing LLC Owners on a regular basis, these distributions will reduce the non-controlling interest.
As of December 31, 2022, there were 29.2 million LLC Interests outstanding, of which PetIQ owned 29.0 million, representing a 99.1% ownership interest in HoldCo. Exchange and other equity activity during the years ended December 31, 2022 and 2021 resulted in weighted average ownership of HoldCo by PetIQ of 99.1% and 96.6%, respectively.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2021	3,040	25,711	28,751	10.6%	89.4%
Stock based compensation transactions	—	660	660
Exchange transactions	(2,768)	2,768	—
As of December 31, 2021	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions	—	188	188
Exchange transactions	(20)	20	—
Unit redemption	—	(373)	(373)
As of December 31, 2022	252	28,974	29,226	0.9%	99.1%
Note 12 - Customer Concentration
The Company has significant exposure to customer concentration. During each of the years ended December 31, 2022, 2021, and 2020, two, one, and two customers, respectively, accounted for more than 10% of sales individually and in aggregate, which accounted for 35%, 26%, and 42% of net sales, respectively.
At December 31, 2022, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounting for 46% of outstanding trade receivables, net. At December 31, 2021 one Products segment customers individually accounting for more than 10% of outstanding trade receivables, and accounted for 47% of outstanding trade receivables, net. All of our customer concentration exists in our Products segment.
Note 13 - Commitments and Contingencies
Litigation Contingencies
During the years ended December 31, 2022, 2021, and 2020, the Company recorded expense of $3.5 million, $3.5 million, and $7.8 million respectively, for contract termination costs and other litigation related matters. The expense is included within selling, general and administrative expenses for the years ended December 31, 2022, 2021, and 2020.
During the year ended December 31, 2021, the Company entered into mediation with a third party who had filed a class action lawsuit against the Company. As a result of that mediation, the Company accrued the expected settlement of $1.4 million. Final settlement of the mediation and payment of the accrued amount occurred in 2022.
Additionally, during the year ended December 31, 2022, the Company settled a lawsuit brought by a former supplier to the Company related to the redemption of ownership interests. The Company had accrued an obligation of $2.0 million as of December 31, 2021. The Company recorded an additional $3.5 million of expense in the consolidated statement of operations for the year ended December 31, 2022 and paid $5.5 million in full satisfaction of the lawsuit.
The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency other than those noted above, at December 31, 2022 as the Company does not consider any other contingency to be probable or estimable. The Company expenses legal costs as incurred within selling, general, and administrative expenses on the consolidated statements of operations.

Commitments
We have commitments for leases and long-term debt that are discussed further in Note 5, Debt, and Note 6, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
Note 14 - Segments
The Company has two operating segments: Products and Services. The Products segment consists of the Company’s manufacturing and distribution business. The Services segment consists of the Company’s veterinary services and related product sales. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to make resource allocation decisions and to evaluate performance. We measure and evaluate our reportable segments based on their respective Segment Adjusted EBITDA performance. Beginning in the fourth quarter of 2022, we allocate to our segments capital expenditures and certain costs and expenses, such as accounting, legal, human resources, information technology and corporate headquarters expenses, on a pro rata basis based on net sales to better align with the discrete financial information reviewed by our CODM. Such expenses previously were not allocated to segments. The Company has recast prior periods to give effect to this change. This change in presentation had no impact on the Consolidated Statements of Operations.
Financial information relating to the Company’s operating segments for the years ended:

$'s in 000's	Products	Services
December 31, 2022
Net Sales	$800,305	$121,208
Segment Adjusted EBITDA	90,333	3,781
Depreciation expense	7,443	7,077
Capital expenditures	8,432	3,541

$'s in 000's	Products	Services
December 31, 2021
Net Sales	$825,395	$107,133
Segment Adjusted EBITDA	88,982	3,910
Depreciation expense	7,397	6,969
Capital expenditures	18,568	12,702

$'s in 000's	Products	Services
December 31, 2020
Net Sales	$725,705	$54,346
Segment Adjusted EBITDA	68,084	(292)
Depreciation expense	8,063	4,019
Capital expenditures	14,906	7,486

The following table reconciles Segment EBITDA to Net Loss for the periods presented.

	Year Ended December 31
$'s in 000's	2022	2021	2020
Segment Adjusted EBITDA:
Product(1)	$90,333	$88,982	68,084
Services(1)	3,781	3,910	(292)
Total	94,114	92,892	67,792
Adjustments:
Depreciation	(14,520)	(14,366)	(12,082)
Amortization	(18,079)	(22,336)	(12,815)
Interest	(27,374)	(24,696)	(22,807)
Loss on debt extinguishment and related costs(2)	—	(6,438)	—
Acquisition costs(3)	(1,464)	(92)	(2,620)
Stock based compensation expense	(11,363)	(9,428)	(9,170)
Non same-store adjustment(4)	(16,423)	(23,159)	(16,354)
Integration costs(5)	(1,171)	142	(9,776)
Litigation expenses	(3,862)	(4,105)	(1,006)
COVID-19 related costs(6)	—	—	(6,476)
CFO Transition	—	(928)	—
Goodwill impairment(7)	(47,264)	—	—
Pretax net loss	$(47,406)	$(12,514)	$(25,314)
Income tax expense	(1,214)	(3,869)	(60,413)
Net loss	$(48,620)	$(16,383)	$(85,727)
(1)Beginning in the fourth quarter of 2022, the Company is allocating corporate expenses to each segment pro rata based on net sales for each segment. The presentation of Product Adjusted EBITDA and Segment Adjusted EBITDA for the years ended December 31, 2021 and 2020 have been recast for comparability. For the years ended December 31, 2022, 2021 and 2020, total corporate expenses were $75.5 million (of which $65.6 million was allocated to Products and $9.9 million was allocated to Services), $68.2 million (of which $60.4 million was allocated to Products and $7.8 million was allocated to Services) and $52.8 million (of which $49.1 million was allocated to Products and $3.7 million was allocated to Services), respectively.
(2) Loss on debt extinguishment and related costs are related to our entering into two new credit facilities, including the write off of deferred financing costs and related costs.
(3) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(4) Non same-store revenue and costs relate to our Services segment and are from wellness centers with less than six full quarters of operating results. This includes clinic launch expenses.
(5) Integration costs represent costs related to integrating the acquired businesses including personnel costs such as severance and signing bonuses, consulting costs, contract termination, and IT conversion costs. The costs are primarily within the Products segment.
(6) Costs related to maintaining service segment infrastructure, staffing, and overhead related to clinics and wellness centers closed due to COVID-19 related health and safety initiatives. Product segment costs related to incremental wages paid to essential workers and sanitation costs due to COVID.
(7) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions. Additionally, the Company made the strategic decision to slow expansion plans for the Services business.

Supplemental geographic disclosures are below.

	Year ended December 31, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$793,427	$6,878	$800,305
Service revenue	121,208	—	121,208
Total net sales	$914,635	$6,878	$921,513

	Year ended December 31, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$818,593	$6,802	$825,395
Service revenue	107,133	—	107,133
Total net sales	$925,726	$6,802	$932,528

	Year ended December 31, 2020
$'s in 000's	U.S.	Foreign	Total
Product sales	$719,282	$6,423	$725,705
Service revenue	54,346	—	54,346
Total net sales	$773,628	$6,423	$780,051
The net book value of property plant and equipment, by geographic location was as follows as of:

	December 31, 2022	December 31, 2021
United States	$69,376	$75,315
Europe	4,019	1,298
Total	$73,395	$76,613
Note 15 - Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance (“Moreton”), which acts as a broker for a number of the Company’s insurance policies. The Company’s annual premium expense, which is paid at a variety of times throughout the year, and is generally paid directly to the relevant insurance company, amounted to $6.6 million and $6.9 million in 2022 and 2021 respectively. Amounts paid to Moreton and subsequently transferred to insurance providers, was $2.8 million in 2020. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
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
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia has been paid $0.2 million for the year ending December 31, 2022 and 2021, respectively.
Note 16 – Employee Benefit Plans
The Company sponsors 401(k) defined contribution plans at certain subsidiaries. Participants may elect to defer up to 100% of compensation. The Company makes matching contributions of 100% of the employee deferrals up to 4% of compensation. The Company may also make discretionary profit sharing contributions each year, which are allocated to each eligible participant based on compensation. The Company made matching contributions of $1.7 million, $1.1 million, and $0.9 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
Note 17 – Subsequent Events
The Company completed the acquisition of all of the membership units of Rocco & Roxie LLC("R&R") on January 13, 2023. The acquisition expands the Company's brand and product portfolio to include stain and odor products. The Company paid $26.5 million for the membership interests of R&R using cash on hand, resulting in R&R becoming a wholly owned subsidiary of PetIQ. The purchase is subject to normal working capital adjustments.

As of the date of this filing, the initial accounting for the business combination, including the allocation of the purchase price to the identifiable assets acquired and the liabilities assumed, is incomplete. We expect to disclose a preliminary allocation of the purchase price in our Form 10-Q for the three months ended March 31, 2023.

On February 3, 2023, HoldCo and Opco, entered into the First Amendment Agreement to the ABL Facility to replace the interest rate benchmark from LIBOR to SOFR.
Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The Company’s registered independent accounting firm, KPMG LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2022, as stated in their report which appears on the next page.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended, December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PetIQ, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PetIQ, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Boise, Idaho
February 28, 2023

Item 9B - Other Information
None.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10 – Directors and Executive Officers of the Registrant
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

Our Code of Ethics for Senior Financial Officers applies to our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is available on our website at http://ir.petiq.com. If we make any substantive amendments to our Code of Ethics or grant any of principal executive officer, principal financial officer and principal accounting officer or controller or person performing similar functions any waiver, including any implicit waiver, from a provision of our Code of Ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
Item 11 – Executive Compensation
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item .
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to Annual Report filed under cover of Form 10-K/A containing the information required by this Item.
Item 13 – Certain Relationships and Related Transactions
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.
Item 14 – Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2022, a definitive proxy statement containing the information required by this Item, which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.3	Amended and Restated Asset Purchase Agreement, dated June 21, 2020, by and between Elanco US Inc., PetIQ, LLC and PetIQ, Inc.	10-Q	001-38163	2.1	8/10/2020
3.1	Second Amended and Restated Certificate of Incorporation of PetIQ, Inc.	8-K	000-38163	3.1	6/23/2022
3.3	Amended and Restated Bylaws of PetIQ, Inc.	8-K	001-38163	3.1	10/31/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	7/17/2017
4.2	Registration Rights Agreement, dated July 20, 2017, among PetIQ, Inc. the Continuing LLC owners and the C-Corp LLC Parents	S-3	333-227186	4.1	9/4/2018
4.3	Registration Rights Agreement, dated January 17, 2018, between PetIQ, Inc. and each VIP Petcare Owner	S-3	333-227186	4.2	9/4/2018
4.4	Indenture, dated May 14, 2020, among PetIQ, Inc. and Wells Fargo, National Association, as trustee	8-K	001-38163	4.1	5/20/2020
4.5	Description of PetIQ, Inc.’s Securities	10-K	001-38163	4.4	3/11/2020
10.1	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	7/6/2017
10.2	First Amendment to PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	10-K	001-38163	10.1	3/12/2019
10.3	ABL Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, the guarantor subsidiaries party thereto, the lenders party thereto and Keybank National Association, as administrative and collateral agent	8-K	001-38163	10.1	4/19/2021
10.4	Term Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, LLC, the guarantor subsidiaries party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent	8-K	001-38163	10.2	4/19/2021
10.5*	Form of Indemnification Agreement	S-1/A	333-218955	10.13	7/20/2017
10.6*	PetIQ Inc. Amended and Restated 2017 Omnibus Incentive Plan	8-K	333-218955	10.1	5/31/2019
10.7*	Form of Nonqualified Stock Option Agreement pursuant to PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.2	11/14/2018
10.8*	Form of Restricted Stock Unit Agreement pursuant to PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.3	11/14/2018
10.9*	Form of Restricted Stock Unit Agreement pursuant to the PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.4	11/14/2018
10.10*	PetIQ, Inc. Amended and Restated 2018 Inducement and Retention Stock Plan for CVC Employees	S-8	333-223635	4.3	3/13/2018
10.11*	Amended and Restated Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and McCord Christensen	10-Q	001-38163	10.1	5/9/2019
10.12*	Employment and Non-Competition Agreement, dated December 6, 2021, between PetIQ, LLC and Zvi Glasman	8-K	001-38163	10.1	1/5/2022
10.13*	Employment and Non-Competition Agreement, dated as of May 28, 2019, between PetIQ, LLC and Michael Smith	8-K	001-38163	10.5	7/9/2019
10.14*	Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and R. Michael Herrman	10-Q	001-38163	10.3	5/9/2019
10.15	Form of Base Capped Call Transaction Confirmation	8-K	001-38163	10.1	5/20/2020
10.16	Form of Additional Capped Call Transaction Confirmation	8-K	001-38163	10.2	5/20/2020

10.17**
Conformed ABL Credit and Guaranty Agreement, dated April 1, 2021, among PetIQ Holdings LLC, PetIQ LLC, the guarantor subsidiaries party thereto, the lenders party thereto and KeyBank National Association, as administrative and collateral agent.

10.18**	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated PetIQ, Inc. 2017 Omnibus Incentive Plan
10.19**	Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Amended and Restated PetIQ, Inc. 2017 Omnibus Incentive Plan
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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

PETIQ, INC.

February 28, 2023	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and Zvi Glasman, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2023.

SIGNATURE	TITLE	Date

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer) Officer and Chairman of the Board	February 28, 2023
McCord Christensen

/s/ Zvi Glasman	Chief Financial Officer (principal financial and accounting officer) Officer	February 28, 2023
Zvi Glasman

/s/ Mark First	Director	February 28, 2023
Mark First

/s/ Allan Hall	Director	February 28, 2023
Allan Hall

/s/ Scott Huff	Director	February 28, 2023
Scott Huff

/s/ Sheryl Oloughlin	Director	February 28, 2023
Sheryl Oloughlin

/s/ Kim Lefko	Director	February 28, 2023
Kim Lefko

/s/ Kenneth Walker	Director	February 28, 2023
Kenneth Walker