Form 10-Q
period 2023-03-31
PetIQ, Inc.
filed 2023-05-10
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 10, 2023, we had 29,137,754 shares of Class A common stock and 244,540 shares of Class B common stock outstanding.

PetIQ, Inc.

PART I —FINANCIAL INFORMATION
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
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q; general economic or market conditions, including the impacts of the ongoing COVID-19 pandemic, global economic slowdown, increased inflation, rising interest rates and recent and potential bank failures; our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions, including Rocco & Roxie; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and other reports filed from time to time with the Securities and Exchange Commission.
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

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	March 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$25,410	$101,265
Accounts receivable, net	203,325	118,004
Inventories	158,087	142,605
Other current assets	10,330	8,238
Total current assets	397,152	370,112
Property, plant and equipment, net	71,667	73,395
Operating lease right of use assets	16,651	18,231
Other non-current assets	2,527	1,373
Intangible assets, net	176,145	172,479
Goodwill	203,573	183,306
Total assets	$867,715	$818,896
Liabilities and equity
Current liabilities
Accounts payable	$150,012	$112,995
Accrued wages payable	9,547	11,512
Accrued interest payable	3,155	1,912
Other accrued expenses	8,388	7,725
Current portion of operating leases	6,410	6,595
Current portion of long-term debt and finance leases	8,675	8,751
Total current liabilities	186,187	149,490
Operating leases, less current installments	10,956	12,405
Long-term debt, less current installments	441,938	443,276
Finance leases, less current installments	703	907
Other non-current liabilities	4,782	1,025
Total non-current liabilities	458,379	457,613
Equity
Additional paid-in capital	380,429	378,709
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,499 and 29,348 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 244 and 252 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 shares	(3,857)	(3,857)
Accumulated deficit	(153,034)	(162,733)
Accumulated other comprehensive loss	(2,275)	(2,224)
Total stockholders' equity	221,292	209,924
Non-controlling interest	1,857	1,869
Total equity	223,149	211,793
Total liabilities and equity	$867,715	$818,896
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Product sales	$258,993	$247,750
Services revenue	31,478	27,945
Total net sales	290,471	275,695
Cost of products sold	200,902	190,851
Cost of services	27,308	27,209
Total cost of sales	228,210	218,060
Gross profit	62,261	57,635
Operating expenses
Selling, general and administrative expenses	43,326	48,236
Operating income	18,935	9,399
Interest expense, net	8,732	6,121
Other income, net	(26)	(3)
Total other expense, net	8,706	6,118
Pretax net income	10,229	3,281
Income tax expense	(448)	(121)
Net income	9,781	3,160
Net income attributable to non-controlling interest	82	29
Net income attributable to PetIQ, Inc.	$9,699	$3,131
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.33	$0.11
Diluted	$0.32	$0.11
Weighted Average shares of Class A common stock outstanding
Basic	29,125	29,164
Diluted	35,230	29,290
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited, in 000’s)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$9,781	$3,160
Foreign currency translation adjustment	(51)	(456)
Comprehensive income	9,730	2,704
Comprehensive income attributable to non-controlling interest	82	25
Comprehensive income attributable to PetIQ, Inc.	$9,648	$2,679
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$9,781	$3,160
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	8,463	8,966
Loss on disposition of property, plant, and equipment	—	148
Stock based compensation expense	2,466	3,823
Other non-cash activity	(52)	316
Changes in assets and liabilities, net of business acquisition
Accounts receivable	(84,250)	(65,026)
Inventories	(13,567)	(71,417)
Other assets	(2,065)	(1,273)
Accounts payable	36,019	74,094
Accrued wages payable	(1,988)	(1,496)
Other accrued expenses	1,866	3,325
Net cash used in operating activities	(43,327)	(45,380)
Cash flows from investing activities
Business acquisition (net of cash acquired)	(27,634)	—
Purchase of property, plant, and equipment	(1,910)	(5,678)
Net cash used in investing activities	(29,544)	(5,678)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15,000	40,000
Principal payments on long-term debt	(16,900)	(16,150)
Principal payments on finance lease obligations	(346)	(399)
Tax withholding payments on Restricted Stock Units	(840)	(688)
Exercise of options to purchase Class A common stock	—	100
Net cash (used in) provided by financing activities	(3,086)	22,863
Net change in cash and cash equivalents	(75,957)	(28,195)
Effect of exchange rate changes on cash and cash equivalents	102	(107)
Cash and cash equivalents, beginning of period	101,265	79,406
Cash and cash equivalents, end of period	$25,410	$51,104
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Three Months Ended March 31,
Supplemental cash flow information	2023	2022
Interest paid	$6,808	$4,072
Net change in property, plant, and equipment acquired through accounts payable	(34)	290
Finance lease additions	—	59
Income taxes paid, net of refunds	3	(5)
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three months ended March 31, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2023	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Exchange of LLC Interests held by LLC Owners	—	—	8	—	—	—	(8)	—	115	(115)	—
Other comprehensive income	—	(51)	—	—	—	—	—	—	—	—	(51)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,445	21	2,466
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	143	—	—	—	—	—	(840)	—	(840)
Net income	9,699	—	—	—	—	—	—	—	—	82	9,781
Balance - March 31, 2023	$(153,034)	$(2,275)	29,499	$29	373	$(3,857)	244	$—	$380,429	$1,857	$223,149

	Three months ended March 31, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2022	$(114,525)	$(684)	29,139	$29	—	$—	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	—	—	(20)	—	192	(192)	—
Other comprehensive loss	—	(452)	—	—	—	—	—	—	—	(4)	(456)
Stock based compensation expense	—	—	—	—	—	—	—	—	3,788	35	3,823
Exercise of options to purchase common stock	—	—	2	—	—	—	—	—	100	—	100
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	110	—	—	—	—	—	(688)	—	(688)
Net income	3,131	—	—	—	—	—	—	—	—	29	3,160
Balance - March 31, 2022	$(111,394)	$(1,136)	29,272	$29	—	$—	252	$—	$371,398	$2,262	$261,159

Note that certain figures shown in the tables above may not recalculate due to rounding.
See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1 — Principal Business Activity and Significant Accounting Policies
Principal Business Activity and Principles of Consolidation
PetIQ, Inc. ("PetIQ", the "Company", "we", or "us") is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national service platform operates in over 2,600 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care that we can give them.
PetIQ has two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segment consists of veterinary and wellness services and related product sales provided by the Company directly to consumers.
PetIQ is the managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“OpCo”) and, through HoldCo, operates and controls all of the business and affairs of OpCo.
The condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the "Annual Report"). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three months ended March 31, 2023.
Note 2 — Business Combination
Rocco & Roxie
The Company completed the acquisition of all of the membership units of Rocco & Roxie Supply Co, LLC ("R&R") on January 13, 2023, (the "R&R Acquisition"), which resulted in R&R becoming a wholly owned subsidiary of the Company. The R&R Acquisition expands the Company's brand and product portfolio to include stain and odor products and enables the Company to extend its offerings into premium dog supplements and jerky treats. The Company paid $26.5 million for the membership interests of R&R using cash on hand, resulting in R&R becoming a wholly owned subsidiary of PetIQ. The purchase is subject to normal working capital adjustments.
The following table summarizes the preliminary allocations of the consideration paid, which included $26.5 million price plus $1.1 million of preliminary working capital, of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the R&R Acquisition:

$'s in 000's	Fair Value
Current assets	$3,020
Other assets	1,208
Amortizable intangibles
Trade name	7,600
Customer relationships	320
Total amortizable intangibles	$7,920
Goodwill	20,266
Total assets	$32,414

Current liabilities	1,000
Other tax liabilities	3,780
Total liabilities	4,780

Purchase price, net of cash acquired	$27,634
Intangible assets will be amortized over the estimated useful lives of the assets through January 2043. The weighted average amortization period of the amortizable intangible assets is approximately 19.4 years. The identifiable intangible assets are measured at fair value as Level III in accordance with the fair value hierarchy.
Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $19.0 million of the $20.3 million of Goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment. Transaction costs of $0.5 million were incurred and are recorded in Selling, General, and Administrative costs on the condensed consolidated statement of operations.
The estimate of fair value and purchase price allocation were based on information available at the time of closing the R&R Acquisition. These preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the R&R Acquisition.

Note 3 — Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, OpCo entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the "ABL"). The borrowing base for the ABL at any time equals the sum of: (i) 90% of eligible investment-grade accounts receivable; plus (ii) 85% of eligible other accounts receivable; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of OpCo, 100% of qualified cash; minus (v) reserves. The ABL bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. On February 3, 2023, HoldCo and Opco, entered into the First Amendment Agreement to the ABL Facility to replace the interest rate benchmark from LIBOR to SOFR. The interest rate at March 31, 2023 was 5.90%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to first-priority security interest, "ABL Priority Collateral"), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions. As of March 31, 2023, no amounts were outstanding.
Senior Secured Term Loan Facility - Term Loan B
On April 13, 2021, OpCo entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances) (the "Term Loan B"). The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate. LIBOR rates are subject to a 0.50% floor. The interest rate at March 31, 2023 was 8.96%. The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.
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
The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2023	December 31, 2022
Convertible Notes	$143,750	$143,750
Term Loan B	294,750	295,500
Revolving credit facility	—	—
Other debt	18,693	19,690
Net discount on debt and deferred financing fees	(8,055)	(8,531)
	$449,138	$450,409
Less current maturities of long-term debt	(7,200)	(7,133)
Total long-term debt	$441,938	$443,276

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of March 31, 2023, are as follows:

($'s in 000's)
Remainder of 2023	$5,326
2024	7,426
2025	4,600
2026	147,350
2027	3,600
Thereafter	288,891

Note 4 — Intangible Assets and Goodwill
Goodwill and non-amortizable intangible assets
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	March 31, 2023	December 31, 2022
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	160,360	160,040
Patents and processes	5-10 years	14,634	14,634
Brand names	5-15 years	32,233	24,633
Total amortizable intangibles		207,577	199,657
Less accumulated amortization		(66,339)	(62,085)
Total net amortizable intangibles		141,238	137,572
Non-amortizable intangibles
Trademarks and other		33,239	33,239
In-process research and development		1,668	1,668
Intangible assets, net of accumulated amortization		$176,145	$172,479
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended March 31, 2023 and 2022 was $4.3 million and $4.5 million, respectively.
Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2023	$13,731
2024	15,686
2025	15,011
2026	14,356
2027	13,685
Thereafter	68,769

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2021 to March 31, 2023:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2022	183,846	47,264	231,110
Foreign currency translation	(540)	—	(540)
Impairment	—	(47,264)	(47,264)
Goodwill as of December 31, 2022	183,306	—	183,306
R&R Acquisition	20,226	—	20,226
Foreign currency translation	41	—	41
Goodwill as of March 31, 2023	$203,573	$—	$203,573
Note 5 — Income Tax
Our effective tax rate from continuing operations was 4.4% and 3.7% for the three months ended March 31, 2023 and 2022, respectively, including discrete items. Income tax expense for the three months ended March 31, 2023 and 2022 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
The Company has assessed the realizability of the net deferred tax assets as of March 31, 2023 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
(in 000's, except for per share amounts)	2023	2022
Numerator:
Net income	$9,781	$3,160
Less: net income attributable to non-controlling interests	82	29
Net income attributable to PetIQ, Inc. — basic	9,699	3,131
Plus: interest expense on Convertible Notes	1,676	—
Net income attributable to PetIQ, Inc. — diluted	11,375	3,131
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,125	29,164
Dilutive effects of stock options that are convertible into Class A common stock	—	60
Dilutive effect of RSUs	45	66
Dilutive effect of conversion of Convertible Notes	6,060	—
Weighted-average shares of Class A common stock outstanding — diluted	35,230	29,290

Income per share of Class A common stock — basic	$0.33	$0.11
Income per share of Class A common stock — diluted	$0.32	$0.11
Shares of the Company’s Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The computation of dilutive effect of other potential common shares includes 0 and 60 for stock options as well as 45 and 66 restricted stock units for the three months ended March 31, 2023 and 2022, respectively. All stock options and 693 thousand restricted stock units have been excluded from the computation of dilutive effect as they are antidilutive for the three months ended March 31, 2023. For the three months ended March 31, 2022 stock awards of 1,797 thousand shares were excluded from the computation of dilutive effect as they were antidilutive.
The dilutive impact of the Notes has been included in the dilutive earnings per share calculation for the three months ended March 31, 2023. The dilutive impact of the Notes have not been included in the dilutive earnings per share calculation for the three months ended March 31, 2022 as they would have been antidilutive.
Note 7 — Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The Amended and Restated PetIQ, Inc. Omnibus Incentive Plan, (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards, up to a total of 5,804,000 shares of Class A common stock issuable under the Plan. As of March 31, 2023 and 2022, 1,167,937 and 26,000 shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.
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
Stock Options
The Company awards stock options to certain employees under the Plan and previously issued stock options under the Inducement Plan, which are subject to time-based vesting conditions, typically 25% on each anniversary of the grant date until fully vested. Upon a termination of service relationship by the Company, all unvested options are typically forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The maximum contractual term for stock options is 10 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.3 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended March 31, 2022. No options were issued for the period ended March 31, 2023:

March 31, 2022
Expected term (years) (1)	6.25
Expected volatility (2)	37.21%
Risk-free interest rate (3)	1.44%
Dividend yield (4)	0.00%
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
As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was $3.1 million and is expected to be recognized over a weighted-average period of 1.6 years.

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1,768	$26.51	$2,897	7.3
Granted	83	14.16
Exercised	(2)	19.49	$10
Forfeited	(110)	29.24
Cancelled	(86)	31.12
Outstanding at December 31, 2022	1,652	$25.48	$53	6.2
Forfeited	(52)	11.17
Cancelled	(37)	30.85
Outstanding at March 31, 2023	1,563	$25.81	$—	5.6
Options exercisable at March 31, 2023	1,296

Restricted Stock Units
The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Typically, upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s Class A common stock on the date of grant. At March 31, 2023, total unrecognized compensation cost related to unvested RSUs was $26.7 million and is expected to vest over a weighted average period of 3.4 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $1.4 million for the three months ended March 31, 2023, and $2.5 million for the three months ended March 31, 2022, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2023.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	459	$31.08
Granted	802	20.30
Settled	(231)	27.81
Forfeited	(177)	25.53
Outstanding at December 31, 2022	853	$23.06
Granted	1,033	10.80
Settled	(168)	23.02
Forfeited	(24)	18.55
Nonvested RSUs at March 31, 2023	1,694	$15.39
Note 8 — Non-Controlling Interests
The following table presents the outstanding membership interests in HoldCo ("LLC Interests") and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2022	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions	—	188	188
Exchange transactions	(20)	20	—
Unit redemption	—	(373)	(373)
As of December 31, 2022	252	28,974	29,226	0.9%	99.1%
Stock based compensation transactions	—	143	143
Exchange transactions	(8)	8	—
As of March 31, 2023	244	29,125	29,369	0.8%	99.2%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three months ended March 31, 2023 and 2022 the Company owned a weighted average of 99.2% and 99.1%, respectively, of HoldCo.

Note 9 — Customer Concentration
The Company has significant exposure to customer concentration. During the three months ended March 31, 2023 and 2022, three and two customers individually accounted for more than 10% of sales, comprising 50% and 36% of net sales in aggregate, respectively for such periods.
At March 31, 2023 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 41% of outstanding trade receivables, net. At December 31, 2022 one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 46% of outstanding trade receivables, net.
Note 10 — Commitments and Contingencies
Litigation Contingencies
The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency as of March 31, 2023 and December 31, 2022 as the Company does not consider any contingency to be probable or estimable.
The Company recorded $2.5 million of expense in the three months ended March 31, 2022 related to a lawsuit brought by a former supplier to the Company related to the redemption of ownership interest, which is included within selling, general and administrative expenses on the condensed consolidated statements of operations. The matter was settled and paid during 2022.
Commitments
We have commitments for leases and long-term debt that are discussed further in Note - 3, Debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
Note 11 — Segments
The Company has two operating segments: Products and Services. The Products segment consists of the Company’s manufacturing and distribution business. The Services segment consists of the Company’s veterinary services and related product sales. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to make resource allocation decisions and to evaluate performance. We measure and evaluate our reportable segments based on their respective Segment Adjusted EBITDA performance. Beginning in the fourth quarter of 2022, we allocate to our segments capital expenditures and certain costs and expenses, such as accounting, legal, human resources, information technology and corporate headquarters expenses, on a pro rata basis based on net sales to better align with the discrete financial information reviewed by our CODM. Such expenses previously were not allocated to segments. The Company has recast prior periods to give effect to this change. This change in presentation had no impact on the Condensed Consolidated Statements of Operations.
Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services
March 31, 2023
Net sales	$258,993	$31,478
Segment Adjusted EBITDA	32,196	850
Depreciation expense	1,816	1,705
Capital expenditures	1,565	345

$'s in 000's	Products	Services
March 31, 2022
Net sales	$247,750	$27,945
Segment Adjusted EBITDA	30,477	1,118
Depreciation expense	1,928	1,754
Capital expenditures	3,929	1,749
The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	For the three months ended
$'s in 000's	March 31, 2023	March 31, 2022
Segment Adjusted EBITDA:
Products(1)	$32,196	$30,477
Services(1)	850	1,118
Total	33,046	31,595
Adjustments:
Depreciation	(3,521)	(3,682)
Amortization	(4,262)	(4,523)
Interest	(8,732)	(6,121)
Acquisition costs(2)	(538)	—
Stock based compensation expense	(2,466)	(3,823)
Non same-store adjustment(3)	(2,322)	(7,165)
Integration costs(4)	(976)	(339)
Litigation expenses	—	(2,661)
Pretax net income	$10,229	$3,281
Income tax expense	(448)	(121)
Net income	$9,781	$3,160
(1)Beginning in the fourth quarter of 2022, the Company is allocating corporate expenses to each segment pro rata based on net sales for each segment. The presentation of Products Segment Adjusted EBITDA and Services Segment Adjusted EBITDA for the three months ended March 31, 2022 has been recast for comparability. For the three months ended March 31, 2022, total corporate expenses were $19.4 million, of which $17.4 million was allocated to Products and $2.0 million was allocated to Services.
(2) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(3) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(4) Integration costs represent costs related to integrating the acquired businesses including personnel costs such as severance and retention bonuses, consulting costs, contract termination, and IT conversion costs. The costs are primarily within the Products segment.

Supplemental geographic disclosures are below.

	Three Months Ended March 31, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$257,977	$1,016	$258,993
Service revenue	31,478	—	31,478
Total net sales	$289,455	$1,016	$290,471

	Three Months Ended March 31, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$245,572	$2,178	$247,750
Service revenue	27,945	—	27,945
Total net sales	$273,517	$2,178	$275,695
Property, plant, and equipment by geographic location is below.

	March 31, 2023	December 31, 2022
United States	$67,707	$69,376
Europe	3,960	4,019
Total	$71,667	$73,395
Note 12 — Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance, which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is generally paid directly to the relevant insurance company, amounted to $6.9 million and $6.9 million for policies that cover the three months ended March 31, 2023 and 2022, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.06 million for the three months ended March 31, 2023 and 2022, respectively.
Mike Glasman, the brother of CFO, Zvi Glasman, acted as a broker in connection with the Company's entry into a Master Services Agreement with Syndeo, LLC d/b/a Broadvoice ("Broadvoice") in February 2023 for the provision of certain information technology related services. The amount to be paid to Broadvoice over the 39-month agreement is $0.4 million. No payments were made in the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2022 and related notes included in the Annual Report on Form 10-K for the year ended December 31 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to PetIQ, Inc. and our consolidated subsidiaries.

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
We have two reporting segments: (i) Products; and (ii) Services. The Products segment consists of our manufacturing and distribution business. The Services segments consists of veterinary and wellness services and products provided by the Company directly to consumers.
On January 13, 2023, the Company completed the acquisition of all of the membership units of Rocco and Roxie Supply Co, LLC ("R&R"), after which R&R became a wholly owned and consolidated subsidiary of the Company. The acquisition expands the Company's product portfolio to include stain and odor products, jerky treats and behavioral products as well as expands sales channels in e-commerce.
We are the managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“OpCo”) and, through HoldCo, operates and controls all of the business and affairs of OpCo.

Stock Repurchase Program

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. The Company did not repurchase any shares during the current period.

Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales
$'s in 000's	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Product sales	$258,993	$247,750	89.2%	89.9%
Services revenue	31,478	27,945	10.8%	10.1%
Total net sales	290,471	275,695	100.0%	100.0%
Cost of products sold	200,902	190,851	69.2%	69.2%
Cost of services	27,308	27,209	9.4%	9.9%
Total cost of sales	228,210	218,060	78.6%	79.1%
Gross profit	62,261	57,635	21.4%	20.9%
Selling, general and administrative expenses	43,326	48,236	14.9%	17.5%
Operating income	18,935	9,399	6.5%	3.4%
Interest expense, net	8,732	6,121	3.0%	2.2%
Other income, net	(26)	(3)	—%	—%
Total other expense, net	8,706	6,118	3.0%	2.2%
Pretax net income	10,229	3,281	3.5%	1.2%
Income tax expense	(448)	(121)	(0.2)%	—%
Net income	9,781	3,160	3.4%	1.1%
Three Months Ended March 31, 2023 Compared With Three Months Ended March 31, 2022
Net sales
Consolidated Net Sales
Consolidated net sales increased $14.8 million or 5.4%, to $290.5 million for the three months ended March 31, 2023, compared to $275.7 million for the three months ended March 31, 2022. Net sales growth of $11.3 million within the Products segment was driven by increases in distributed Rx medication sales, manufactured treats, and increases in sales from the acquisition of R&R, which occurred in January 2023. The Services segment revenues grew by $3.5 million on increased pet counts and increased average dollar per pet served during the first quarter of 2023.
Products Segment
Product sales increased $11.3 million, or 4.5%, to $259.0 million for the three months ended March 31, 2023, compared to $247.8 million for the three months ended March 31, 2022. The increase was driven by increases in distributed products sales of approximately $9.8 million, increased sales from the acquisition of R&R, which occurred in January 2023, partially offset by a decline in other manufactured products
Services Segment
Services revenue increased $3.5 million, or 12.6%, to $31.5 million for the three months ended March 31, 2023, compared to $28.0 million for the three months ended March 31, 2022. Same-store sales increased $7.8 million, or 37.7%, to $28.5 million for the three months ended March 31, 2023, compared to $20.7 million for the three months ended March 31, 2022. The increased service revenue was driven by maturation of wellness centers that allowed for an increase in pet counts and an increase in average dollar per pets served during the first quarter of 2023.
Gross profit
Gross profit increased by $4.6 million, or 8.0%, to $62.3 million for the three months ended March 31, 2023, compared to $57.6 million for the three months ended March 31, 2022. This increase is driven by the Products segment gross profit increasing by $1.2 million due to net sales growth, and also due to maturation of wellness centers and operational improvements within the Services segment driving gross profit increase of $3.4 million.
Gross margin increased to 21.4% for the three months ended March 31, 2023, compared to 20.9% for the three months ended March 31, 2022. The improvement was driven by our Service segment which improved from 2.6% to 12.7% as a result of increased efficiencies and maturation of wellness centers which drove higher pet counts as well as higher average dollar per pets served. Partially offsetting this increase, Products segment gross margin decreased approximately 0.5% due primarily to impact of product mix.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) decreased by $4.9 million, or 10.2%, to $43.3 million for the three months ended March 31, 2023, compared to $48.2 million for the three months ended March 31, 2022. As a percentage of net sales, SG&A decreased from 17.5% for the three months ended March 31, 2022 to 14.9% for the three months ended March 31, 2023. The decrease was driven by legal expense of $2.6 million in 2022 for which no similar expense occurred in 2023 and a $1.4 million decrease in stock compensation due to accelerated vesting that occurred in the prior year and had no comparable event in the current year. Additional items are detailed below.
Products Segment
Products segment SG&A decreased $3.7 million or approximately 9.6% to $35.0 million for the three months ended March 31, 2023, compared to $38.7 million for the three months ended March 31, 2022. This decrease was primarily due to lower legal expense and stock compensation as described above.
Services Segment
Services segment SG&A decreased $1.2 million, or 12.3%, to $8.3 million for the three months ended March 31, 2023, compared to $9.5 million for the three months ended March 31, 2022. This decrease was driven by lower corporate allocations, operational improvements, and lower marketing spend due to fewer new store openings.
Interest expense, net
Interest expense, net, increased $2.6 million to $8.7 million for the three months ended March 31, 2023, compared to $6.1 million for the three months ended March 31, 2022. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates.
Provision for income taxes
Our effective tax rate was 4.4% and 3.7% for the three months ended March 31, 2023 and 2022, respectively, with a tax expense of $0.4 million and $0.1 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
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

	Three Months Ended March 31,
$'s in 000's	2023	2022
Net income	$9,781	$3,160
Plus:
Tax expense	448	121
Depreciation	3,521	3,682
Amortization	4,261	4,523
Interest	8,732	6,121
EBITDA	$26,743	$17,607
Acquisition costs(1)	538	—
Stock based compensation expense	2,466	3,823
Integration costs(2)	976	339
Litigation expenses	—	2,661
Adjusted EBITDA	$30,722	$24,430
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Integration costs represent costs related to integrating the acquired businesses including personnel costs such as severance and retention bonuses, consulting costs, contract termination, and IT conversion costs. The costs are primarily in the Products segment.

Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity financing. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents were $25.4 million and $101.3 million, respectively. As of March 31, 2023, we had an unused revolving credit facility with availability of $125.0 million, $294.8 million under our term loan, $143.8 million of outstanding convertible notes, and $18.7 million in other debt. Our debt agreements bear interest at rates between 4.0% and 8.96%. See “Note 3 – Debt” to our condensed consolidated financial statements included herein for a description of each of our debt arrangements.
Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth, such as the investment in additional veterinary clinics. Our primary working capital requirements are to fund inventory and accounts receivable to support our sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2023 and December 31, 2022, we had working capital (current assets less current liabilities) of $211.0 million and $220.6 million, respectively. The Company has not historically made significant non-contractual debt pay downs, but may choose to do so in the future as part of its capital allocation strategy.

We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our debt facilities will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities, borrowings under our debt facilities and available cash and cash equivalents. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings, or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms or at all. As in the past, we will continue to explore opportunities to optimize our capital structure.

Cash Flows
Cash used in Operating Activities
Net cash used in operating activities was $43.3 million for the three months ended March 31, 2023, compared to $45.4 million used in operating activities for the three months ended March 31, 2022. The change in operating cash flows primarily reflects higher earning partially offset by increased cash usage for working capital of $2.2 million. Working capital changes are driven primarily by growth in accounts receivable and inventory on higher sales, while accounts payable growth provided working capital benefit driven by increase in inventory and timing of inventory purchases.

Cash used in Investing Activities
Net cash used in investing activities was $29.5 million for the three months ended March 31, 2023, compared to $5.7 million for the three months ended March 31, 2022. The increase in net cash used in investing activities was primarily the result of $27.6 million of the cash utilized in the acquisition of R&R.
Cash (used in) provided by Financing Activities
Net cash used in financing activities was $3.1 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $22.9 million for the three months ended March 31, 2022. The change in cash (used in) provided by financing activities is primarily driven by reduced borrowing on the Company's ABL on improved Company cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2023, we had variable rate debt of approximately $294.8 million under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended March 31, 2023 by approximately $0.7 million.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that affect. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to "Note 10 — Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Results of Operations
On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. The Company did not purchase any shares during the quarter ended March 31, 2023. As of March 31, 2023, $26.1 million in aggregate dollar value of shares remained available for purchase under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

PETIQ, INC.

May 10, 2023	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)