Form 10-Q
period 2023-06-30
PetIQ, Inc.
filed 2023-08-09
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2023, we had 29,182,311 shares of Class A common stock and 239,540 shares of Class B common stock outstanding.

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
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q; general economic or market conditions, including the impacts of the global economic slowdown, increased inflation, rising interest rates and recent and potential bank failures; our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions, including Rocco & Roxie; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and other reports filed from time to time with the Securities and Exchange Commission.
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

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	June 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$78,437	$101,265
Accounts receivable, net	193,570	118,004
Inventories	141,647	142,605
Other current assets	8,788	8,238
Total current assets	422,442	370,112
Property, plant and equipment, net	69,776	73,395
Operating lease right of use assets	15,440	18,231
Other non-current assets	2,426	1,373
Intangible assets, net	169,182	172,479
Goodwill	204,204	183,306
Total assets	$883,470	$818,896
Liabilities and equity
Current liabilities
Accounts payable	$154,141	$112,995
Accrued wages payable	11,826	11,512
Accrued interest payable	1,465	1,912
Other accrued expenses	9,909	7,725
Current portion of operating leases	6,211	6,595
Current portion of long-term debt and finance leases	8,152	8,751
Total current liabilities	191,704	149,490
Operating leases, less current installments	9,957	12,405
Long-term debt, less current installments	440,582	443,276
Finance leases, less current installments	837	907
Other non-current liabilities	4,787	1,025
Total non-current liabilities	456,163	457,613
Equity
Additional paid-in capital	383,020	378,709
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,551 and 29,348 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 244 and 252 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 shares	(3,857)	(3,857)
Accumulated deficit	(143,566)	(162,733)
Accumulated other comprehensive loss	(1,990)	(2,224)
Total stockholders' equity	233,636	209,924
Non-controlling interest	1,967	1,869
Total equity	235,603	211,793
Total liabilities and equity	$883,470	$818,896
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Product sales	$278,167	$219,014	$537,160	$466,764
Services revenue	36,380	33,000	67,858	60,945
Total net sales	314,547	252,014	605,018	527,709
Cost of products sold	210,428	163,568	411,330	354,419
Cost of services	30,240	26,472	57,549	53,681
Total cost of sales	240,668	190,040	468,879	408,100
Gross profit	73,879	61,974	136,139	119,609
Operating expenses
Selling, general and administrative expenses	55,159	50,595	98,486	98,831
Operating income	18,720	11,379	37,653	20,778
Interest expense, net	8,824	6,299	17,556	12,420
Other expense (income), net	151	(201)	123	(204)
Total other expense, net	8,975	6,098	17,679	12,216
Pretax net income	9,745	5,281	19,974	8,562
Income tax expense	(192)	(603)	(640)	(724)
Net income	9,553	4,678	19,334	7,838
Net income attributable to non-controlling interest	85	46	167	75
Net income attributable to PetIQ, Inc.	$9,468	$4,632	$19,167	$7,763
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.32	$0.16	$0.66	0.27
Diluted	$0.32	$0.16	$0.66	0.26
Weighted Average shares of Class A common stock outstanding
Basic	29,136	29,283	29,083	29,223
Diluted	29,373	29,329	29,218	29,304
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited, in 000’s)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$9,553	$4,678	$19,334	$7,838
Foreign currency translation adjustment	287	(1,077)	236	(1,533)
Comprehensive income	9,840	3,601	19,570	6,305
Comprehensive income attributable to non-controlling interest	87	36	169	61
Comprehensive income attributable to PetIQ, Inc.	$9,753	$3,565	$19,401	$6,244
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$19,334	$7,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	19,769	17,660
Stock based compensation expense	5,208	6,666
Other non-cash activity	(135)	48
Changes in assets and liabilities, net of business acquisition
Accounts receivable	(74,468)	(54,969)
Inventories	2,901	(63,771)
Other assets	(481)	(409)
Accounts payable	40,320	26,481
Accrued wages payable	252	(2,359)
Other accrued expenses	1,703	(2,569)
Net cash provided by (used in) operating activities	14,403	(65,384)
Cash flows from investing activities
Business acquisition (net of cash acquired)	(27,634)	—
Purchase of property, plant, and equipment	(4,128)	(8,026)
Net cash used in investing activities	(31,762)	(8,026)
Cash flows from financing activities
Proceeds from issuance of long-term debt	35,000	44,000
Principal payments on long-term debt	(38,800)	(42,800)
Principal payments on finance lease obligations	(801)	(744)
Tax withholding payments on Restricted Stock Units	(969)	(865)
Exercise of options to purchase Class A common stock	—	115
Net cash used in financing activities	(5,570)	(294)
Net change in cash and cash equivalents	(22,929)	(73,704)
Effect of exchange rate changes on cash and cash equivalents	101	(306)
Cash and cash equivalents, beginning of period	101,265	79,406
Cash and cash equivalents, end of period	$78,437	$5,396
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Six Months Ended June 30,
Supplemental cash flow information	2023	2022
Interest paid	$16,657	$13,380
Net change in property, plant, and equipment acquired through accounts payable	52	595
Finance lease additions	—	59
Income taxes paid, net of refunds	326	244
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three months ended June 30, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - April 1, 2023	$(153,034)	$(2,275)	29,499	$29	373	$(3,857)	244	$—	$380,429	$1,857	$223,149
Other comprehensive income	—	285	—	—	—	—	—	—	—	2	287
Stock based compensation expense	—	—	—	—	—	—	—	—	2,720	23	2,743
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	52	—	—	—	—	—	(129)	—	(129)
Net income	9,468	—	—	—	—	—	—	—	—	85	9,553
Balance - June 30, 2023	$(143,566)	$(1,990)	29,551	$29	373	$(3,857)	244	$—	$383,020	$1,967	$235,603

	Six months ended June 30, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2023	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Exchange of LLC Interests held by LLC Owners	—	—	8	—	—	—	(8)	—	115	(115)	—
Other comprehensive income	—	234	—	—	—	—	—	—	—	2	236
Stock based compensation expense	—	—	—	—	—	—	—	—	5,165	44	5,208
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	195	—	—	—	—	—	(969)	—	(969)
Net income	19,167	—	—	—	—	—	—	—	—	167	19,334
Balance - June 30, 2023	$(143,566)	$(1,990)	29,551	$29	373	$(3,857)	244	$—	$383,020	$1,967	$235,603

	Three months ended June 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars
Balance - April 1, 2022	$(111,394)	$(1,136)	29,272	$29	252	$—	$371,398	$2,262	$261,159
Other comprehensive income	—	(1,067)	—	—	—	—	—	(10)	(1,077)
Stock based compensation expense	—	—	—	—	—	—	2,821	22	2,843
Exercise of options to purchase common stock	—	—	—	—	—	—	15	—	15
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	33	—	—	—	(177)	—	(177)
Net income	4,632	—	—	—	—	—	—	46	4,678
Balance - June 30, 2022	$(106,762)	$(2,203)	29,304	$29	252	$—	$374,057	$2,320	$267,441

	Six months ended June 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars
Balance - January 1, 2022	$(114,525)	$(684)	29,139	$29	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	(20)	—	192	(192)	—
Other comprehensive income	—	(1,519)	—	—	—	—	—	(14)	(1,533)
Stock based compensation expense	—	—	—	—	—	—	6,609	57	6,666
Exercise of options to purchase common stock	—	—	2	—	—	—	115	—	115
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	143	—	—	—	(865)	—	(865)
Net income	7,763	—	—	—	—	—	—	75	7,838
Balance - June 30, 2022	$(106,762)	$(2,203)	29,304	$29	252	$—	$374,057	$2,320	$267,441
Note that certain figures shown in the tables above may not recalculate due to rounding.
See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1 — Principal Business Activity and Significant Accounting Policies
Principal Business Activity and Principles of Consolidation
PetIQ, Inc. ("PetIQ", the "Company", "we", "our", or "us") is a leading pet medication and wellness company delivering a smarter way for pet parents to help their pets live their best lives through convenient access to affordable veterinary products and services. We engage with customers through more than 60,000 points of distribution across retail and e-commerce channels with our branded and distributed medications as well as health and wellness items, which are further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah. Our national service platform operates in over 2,600 retail partner locations in 41 states, providing cost effective and convenient veterinary wellness services. PetIQ believes that pets are an important part of the family and deserve the best products and care that we can give them.
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
The condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the "Annual Report"). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three and six months ended June 30, 2023.
Note 2 — Business Combination
Rocco & Roxie
The Company completed the acquisition of all of the membership units of Rocco & Roxie Supply Co, LLC ("R&R") on January 13, 2023, (the "R&R Acquisition"), which resulted in R&R becoming a wholly owned subsidiary of the Company. The R&R Acquisition expands the Company's brand and product portfolio to include stain and odor products and enables the Company to extend its offerings into premium dog supplements and jerky treats. The Company paid $26.5 million for the membership interests of R&R using cash on hand. The purchase is subject to normal working capital adjustments.

The following table summarizes the preliminary allocations of the consideration paid of $27.6 million, which included the $26.5 million purchase price plus $1.1 million of working capital, to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the R&R Acquisition:

$'s in 000's	Preliminary Estimated Fair Value	Adjustments	As Retrospectively Adjusted
Current assets	$3,020	$—	$3,020
Other assets	1,208	—	1,208
Amortizable intangibles
Trade name	7,600	(500)	7,100
Customer relationships	320	—	320
Total amortizable intangibles	$7,920	$(500)	$7,420
Goodwill	20,266	500	20,766
Total assets	$32,414	$—	$32,414

Current liabilities	1,000	—	1,000
Other tax liabilities	3,780	—	3,780
Total liabilities	4,780	—	4,780

Purchase price, net of cash acquired	$27,634	$—	$27,634
Intangible assets will be amortized over the estimated useful lives of the assets through January 2033. The weighted average amortization period of the amortizable intangible assets is approximately 9.9 years. The identifiable intangible assets are measured at fair value as Level III in accordance with the fair value hierarchy.
Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $19.5 million of the $20.8 million of Goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment. Transaction costs of $0.5 million were incurred and are recorded in Selling, General, and Administrative costs on the condensed consolidated statement of operations.
The estimate of fair value and purchase price allocation were based on information available at the time of closing the R&R Acquisition. These preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the R&R Acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets, residual goodwill and deferred taxes.

Note 3 — Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, OpCo entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the "ABL"). The borrowing base for the ABL at any time equals the sum of: (i) 90% of eligible investment-grade accounts receivable; plus (ii) 85% of eligible other accounts receivable; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of OpCo, 100% of qualified cash; minus (v) reserves. The ABL bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. On February 3, 2023, HoldCo and Opco, entered into the First Amendment Agreement to the ABL to replace the interest rate benchmark from LIBOR to Secured Overnight Financing Rate ("SOFR"). The interest rate at June 30, 2023 was 6.31% The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.

The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to first-priority security interest, "ABL Priority Collateral"), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions. As of June 30, 2023, no amounts were outstanding under the ABL.
Senior Secured Term Loan Facility - Term Loan B
On April 13, 2021, OpCo entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances) (the "Term Loan B"). The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate. LIBOR rates are subject to a 0.50% floor. The interest rate at June 30, 2023 was 9.46%. The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on April 13, 2028. On May 25, 2023, the Term Loan B was amended to replace the interest rate benchmark from the Adjusted Eurodollar Rate to SOFR.
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
The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2023	December 31, 2022
Convertible Notes	$143,750	$143,750
Term Loan B	294,000	295,500
Revolving credit facility	—	—
Other debt	17,676	19,690
Net discount on debt and deferred financing fees	(7,577)	(8,531)
	$447,849	$450,409
Less current maturities of long-term debt	(7,267)	(7,133)
Total long-term debt	$440,582	$443,276

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of June 30, 2023, are as follows:

($'s in 000's)
Remainder of 2023	$3,550
2024	7,426
2025	4,600
2026	147,350
2027	3,600
Thereafter	288,900

Note 4 — Intangible Assets and Goodwill
Goodwill and non-amortizable intangible assets
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	June 30, 2023	December 31, 2022
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	10-20 years	160,391	160,040
Patents and processes	5-10 years	14,685	14,634
Brand names	5-15 years	31,757	24,633
Total amortizable intangibles		207,183	199,657
Less accumulated amortization		(71,240)	(62,085)
Total net amortizable intangibles		135,943	137,572
Non-amortizable intangibles
Trademarks and other		33,239	33,239
In-process research and development		—	1,668
Intangible assets, net of accumulated amortization		$169,182	$172,479
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended June 30, 2023 and 2022 was $6.5 million and $4.5 million, respectively. Amortization expense for the six months ended June 30, 2023, and 2022 was $10.7 million and $9.0 million, respectively. During the three months ended June 30, 2023, the Company opted out of the final acquired project included in in-process research and development, effectively abandoning the associated research and development effort. Accordingly, the Company wrote off the associated intangible asset of $1.7 million in the Products segment, the expense for which is included as amortization expense in selling, general and administrative expenses on the condensed consolidated statement of operations.
Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2023	$8,927
2024	15,665
2025	14,991
2026	14,338
2027	13,671
Thereafter	68,351

The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2022 to June 30, 2023:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2022	$183,846	$47,264	$231,110
Foreign currency translation	(540)	—	(540)
Impairment	—	(47,264)	(47,264)
Goodwill as of December 31, 2022	183,306	—	183,306
R&R Acquisition	20,766	—	20,766
Foreign currency translation	132	—	132
Goodwill as of June 30, 2023	$204,204	$—	$204,204
Note 5 — Income Tax
Our effective tax rate from continuing operations was 2.0% and 3.2% for the three and six months ended June 30, 2023, respectively, and 11.4% and 8.5% for the three and six months ended June 30, 2022, respectively, including discrete items. Income tax expense for the three and six months ended June 30, 2023 and 2022 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
The Company has assessed the realizability of the net deferred tax assets as of June 30, 2023 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
(in 000's, except for per share amounts)	2023	2022	2023	2022
Numerator:
Net income	$9,553	$4,678	$19,334	$7,838
Less: net income attributable to non-controlling interests	85	46	167	75
Net income attributable to PetIQ, Inc. — basic and diluted	9,468	4,632	19,167	7,763
Denominator(1):
Weighted-average shares of Class A common stock outstanding — basic	29,136	29,283	29,083	29,223
Dilutive impact of share-based compensation awards (2)	237	46	135	81
Dilutive effect of conversion of Notes (3)	—	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	29,373	29,329	29,218	29,304

Income per share of Class A common stock — basic	$0.32	$0.16	$0.66	$0.27
Income per share of Class A common stock — diluted	$0.32	$0.16	$0.66	$0.26
(1) - Shares of the Company’s Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
(2) - For the three and six months ended June 30, 2023, 2,134 thousand and 2,199 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive. For the three and six months ended June 30, 2022, 2,376 thousand and 2,334 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
(3) - For the three and six months ended June 30, 2023 and 2022, 4,848 thousand shares of common stock associated with the assumed conversion of the Notes have been excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
Note 7 — Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The Amended and Restated PetIQ, Inc. Omnibus Incentive Plan, (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, and other stock-based awards, up to a total of 5,804,000 shares of Class A common stock issuable under the Plan. As of June 30, 2023 and 2022, 1,227,691 and 1,914,000 shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.
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
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $2.2 million for the three and six months ended June 30, 2022, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended June 30, 2022. No options were issued for the period ended June 30, 2023:

June 30, 2022
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
As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was $2.6 million and is expected to be recognized over a weighted-average period of 1.5 years.

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1,768	$26.51	$2,897	7.3
Granted	83	14.16
Exercised	(2)	19.49	$10
Forfeited	(110)	29.24
Cancelled	(86)	31.12
Outstanding at December 31, 2022	1,652	$25.48	$53	6.2
Forfeited	(76)	16.21
Cancelled	(46)	31.54
Outstanding at June 30, 2023	1,530	$25.73	$—	5.4
Options exercisable at June 30, 2023	1,302
Restricted Stock Units
The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Typically, upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of

RSUs are measured based on the closing fair market value of the Company’s Class A common stock on the date of grant. At June 30, 2023, total unrecognized compensation cost related to unvested RSUs was $24.9 million and is expected to vest over a weighted average period of 3.2 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.3 million and $4.3 million for the three and six months ended June 30, 2023, and $2.0 million and $4.4 million for the three and six months ended June 30, 2022, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2023.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	459	$31.08
Granted	802	20.30
Settled	(231)	27.81
Forfeited	(177)	25.53
Outstanding at December 31, 2022	853	$23.06
Granted	1,081	10.96
Settled	(230)	22.69
Forfeited	(100)	18.97
Nonvested RSUs at June 30, 2023	1,604	$14.94
Note 8 — Non-Controlling Interests
The following table presents the outstanding membership interests in HoldCo ("LLC Interests") and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2022	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions	—	188	188
Exchange transactions	(20)	20	—
Unit redemption	—	(373)	(373)
As of December 31, 2022	252	28,974	29,226	0.9%	99.1%
Stock based compensation transactions	—	195	195
Exchange transactions	(8)	8	—
As of June 30, 2023	244	29,177	29,421	0.8%	99.2%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three and six months ended June 30, 2023, the Company owned a weighted average of 99.2%, of HoldCo, and for the three and six months ended June 30, 2022 the Company owned a weighted average of 99.1%, respectively.
Note 9 — Customer Concentration
The Company has significant exposure to customer concentration. During the three and six months ended June 30, 2023, three and two customers individually accounted for more than 10% of sales, comprising 54% and 42% of net sales in aggregate, respectively for such periods. During the three and six months ended June 30, 2022 three customers individually accounted for more than 10% of sales, comprising 48% and 43% of net sales, respectively for such periods.

At June 30, 2023, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 44% of outstanding trade receivables, net. At December 31, 2022, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 46% of outstanding trade receivables, net.
Note 10 — Commitments and Contingencies
Litigation Contingencies
The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency as of June 30, 2023 and December 31, 2022 as the Company does not consider any contingency to be probable or estimable.
The Company recorded $1.0 million and $3.5 million of expense in the three and six months ended June 30, 2022, respectively, related to a lawsuit brought by a former supplier to the Company related to the redemption of ownership interest, which is included within selling, general and administrative expenses on the condensed consolidated statements of operations. The matter was settled and paid during 2022.
Commitments
We have commitments for long-term debt that are discussed further in Note - 3, Debt, and leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services
June 30, 2023
Net sales	$278,167	$36,380
Segment Adjusted EBITDA	33,279	1,511
Depreciation expense	1,861	2,303
Capital expenditures	1,275	944

$'s in 000's	Products	Services
June 30, 2022
Net sales	$219,014	$33,000
Segment Adjusted EBITDA	25,531	2,051
Depreciation expense	1,768	1,747
Capital expenditures	1,526	822
Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's	Products	Services
June 30, 2023
Net sales	$537,160	$67,858
Segment Adjusted EBITDA	65,474	2,362
Depreciation expense	3,677	4,008
Capital expenditures	2,839	1,289

$'s in 000's	Products	Services
June 30, 2022
Net sales	$466,764	$60,945
Segment Adjusted EBITDA	55,965	3,212
Depreciation expense	3,696	3,501
Capital expenditures	5,445	2,581

The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	For the three months ended		For the six months ended
$'s in 000's	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Segment Adjusted EBITDA:
Products(1)	$33,279	$25,531	$65,474	$55,965
Services(1)	1,511	2,051	2,362	3,212
Total	34,790	27,582	67,836	59,177
Adjustments:
Depreciation	(4,164)	(3,515)	(7,685)	(7,197)
Amortization	(6,477)	(4,477)	(10,739)	(9,000)
Interest	(8,824)	(6,299)	(17,556)	(12,420)
Acquisition costs(2)	(297)	(156)	(835)	(156)
Stock based compensation expense	(2,743)	(2,843)	(5,208)	(6,666)
Non same-store adjustment(3)	(1,922)	(3,466)	(4,245)	(10,631)
Integration costs(4)	(618)	(404)	(1,594)	(743)
Litigation expenses	—	(1,141)	—	(3,802)
Pretax net income	$9,745	$5,281	$19,974	$8,562
Income tax expense	(192)	(603)	(640)	(724)
Net income	$9,553	$4,678	$19,334	$7,838
(1)Beginning in the fourth quarter of 2022, the Company is allocating corporate expenses to each segment pro rata based on net sales for each segment. The presentation of Products Segment Adjusted EBITDA and Services Segment Adjusted EBITDA for the three and six months ended June 30, 2022 has been recast for comparability. For the three and six months ended June 30, 2022, total corporate expenses were $20.5 million, of which $17.8 million was allocated to Products and $2.7 million was allocated to Services, and $39.9 million, of which $35.3 million was allocated to Products and $4.6 million was allocated to Services, respectively.
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

Supplemental geographic disclosures are below.

	Three Months Ended June 30, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$276,074	$2,093	$278,167
Service revenue	36,380	—	36,380
Total net sales	$312,454	$2,093	$314,547

	Three Months Ended June 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$217,285	$1,729	$219,014
Service revenue	33,000	—	33,000
Total net sales	$250,285	$1,729	$252,014

	Six Months Ended June 30, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$534,051	$3,109	$537,160
Service revenue	67,858	—	67,858
Total net sales	$601,909	$3,109	$605,018

	Six Months Ended June 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$462,867	$3,897	$466,764
Service revenue	60,945	—	60,945
Total net sales	$523,812	$3,897	$527,709
Property, plant, and equipment by geographic location is below.

	June 30, 2023	December 31, 2022
United States	$65,782	$69,376
Europe	3,994	4,019
Total	$69,776	$73,395
Note 12 — Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance, which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is generally paid directly to the relevant insurance company, amounted to $6.6 million and $6.9 million for policies that cover the six months ended June 30, 2023 and 2022, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.1 million for the three and six months ended June 30, 2023 and 2022, respectively.
Mike Glasman, the brother of CFO, Zvi Glasman, acted as a broker in connection with the Company's entry into a Master Services Agreement with Syndeo, LLC d/b/a Broadvoice ("Broadvoice") in February 2023 for the provision of certain information technology related services. The amount to be paid to Broadvoice over the 39-month agreement is estimated at $0.4 million. No payments were made in the three and six months ended June 30, 2023.

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales for the three months ended
$'s in 000's	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product sales	$278,167	$219,014	88.4%	86.9%
Services revenue	36,380	33,000	11.6%	13.1%
Total net sales	314,547	252,014	100.0%	100.0%
Cost of products sold	210,428	163,568	66.9%	64.9%
Cost of services	30,240	26,472	9.6%	10.5%
Total cost of sales	240,668	190,040	76.5%	75.4%
Gross profit	73,879	61,974	23.5%	24.6%
Selling, general and administrative expenses	55,159	50,595	17.5%	20.1%
Operating income	18,720	11,379	6.0%	4.5%
Interest expense, net	8,824	6,299	2.8%	2.5%
Other expense (income), net	151	(201)	—%	(0.1)%
Total other expense, net	8,975	6,098	2.9%	2.4%
Pretax net income	9,745	5,281	3.1%	2.1%
Income tax expense	(192)	(603)	(0.1)%	(0.2)%
Net income	$9,553	$4,678	3.0%	1.9%

	For the Six Months Ended		% of Net Sales for the six months ended
$'s in 000's	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product sales	$537,160	$466,764	88.8%	88.5%
Services revenue	67,858	60,945	11.2%	11.5%
Total net sales	605,018	527,709	100.0%	100.0%
Cost of products sold	411,330	354,419	68.0%	67.2%
Cost of services	57,549	53,681	9.5%	10.2%
Total cost of sales	468,879	408,100	77.5%	77.3%
Gross profit	136,139	119,609	22.5%	22.7%
Selling, general and administrative expenses	98,486	98,831	16.3%	18.7%
Operating income	37,653	20,778	6.2%	3.9%
Interest expense, net	17,556	12,420	2.9%	2.4%
Other expense (income), net	123	(204)	—%	—%
Total other expense, net	17,679	12,216	2.9%	2.3%
Pretax net income	19,974	8,562	3.3%	1.6%
Income tax expense	(640)	(724)	(0.1)%	(0.1)%
Net income	$19,334	$7,838	3.2%	1.5%

Three Months Ended June 30, 2023 Compared With Three Months Ended June 30, 2022
Net sales
Consolidated Net Sales
Consolidated net sales increased $62.5 million or 24.8%, to $314.5 million for the three months ended June 30, 2023, compared to $252.0 million for the three months ended June 30, 2022. Net sales growth of $59.2 million within the Products segment was driven by broad strength across nearly all product categories on strong consumer demand, including distributed flea and tick, prescription medication, and multiple manufactured categories, as well as sales from the acquisition of R&R, which occurred in January 2023. The Services segment revenues grew by $3.4 million driven by increased dollar per pet served during the second quarter of 2023.
Products Segment
Product sales increased $59.2 million, or 27.0%, to $278.2 million for the three months ended June 30, 2023, compared to $219.0 million for the three months ended June 30, 2022. The increase was driven by broad strength across nearly all categories on strong consumer demand. Additionally, the Company added R&R products related to the acquisition that occurred in January 2023, for which there are no comparable sales in the prior period.
Services Segment
Services revenue increased $3.4 million, or 10.2%, to $36.4 million for the three months ended June 30, 2023, compared to $33.0 million for the three months ended June 30, 2022. Same-store sales increased $5.3 million, or 19.0%, to $33.6 million for the three months ended June 30, 2023, compared to $28.3 million for the three months ended June 30, 2022. The increased service revenue was driven by operational improvements which drove increases in average dollar per clinic and average dollar per pet served during the second quarter of 2023.
Gross profit
Gross profit increased by $11.9 million, or 19.2%, to $73.9 million for the three months ended June 30, 2023, compared to $62.0 million for the three months ended June 30, 2022. This increase is driven by the Products segment gross profit increasing by $12.3 million due to net sales growth, partially offset by $0.4 million gross profit decrease within the Services segment primarily due to $0.9 million of incremental depreciation and lease termination costs related to closed stores.
Gross margin decreased to 23.5% for the three months ended June 30, 2023, compared to 24.6% for the three months ended June 30, 2022. The decrease was due to Products segment gross margin decrease of approximately 100 basis points primarily due to the impact of changes in product mix and due to incremental depreciation and lease termination costs in our Services segment.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased by $4.6 million, or 9.0%, to $55.2 million for the three months ended June 30, 2023, compared to $50.6 million for the three months ended June 30, 2022. As a percentage of net sales, SG&A decreased from 20.1% for the three months ended June 30, 2022 to 17.5% for the three months ended June 30, 2023 on continued leverage of costs and increased business expense efficiencies relative to the growth in sales. The $4.6 million increase was driven by increased compensation expense of $2.1 million, increased amortization expense of $1.7 million related to termination of an in process research and development agreement, increased variable R&R expenses of $1.5 million, partially offset by decreased research and development expenses of $0.7 million.
Products Segment
Products segment SG&A increased $5.9 million or approximately 14.9% to $45.5 million for the three months ended June 30, 2023, compared to $39.6 million for the three months ended June 30, 2022. This increase was primarily due to variable R&R expenses. Additionally, marketing and advertising increased to support our branded portfolio and we incurred higher compensation costs.

Services Segment
Services segment SG&A decreased $1.5 million, or 12.7%, to $9.6 million for the three months ended June 30, 2023, compared to $11.1 million for the three months ended June 30, 2022. This decrease was driven by operational improvements, and lower marketing spend due to fewer new store openings.
Interest expense, net
Interest expense, net, increased $2.5 million to $8.8 million for the three months ended June 30, 2023, compared to $6.3 million for the three months ended June 30, 2022. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates, partially offset by lower debt balances.
Provision for income taxes
Our effective tax rate was 2.0% and 11.4% for the three months ended June 30, 2023 and 2022, respectively, with a tax expense of $0.2 million and $0.6 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
Six Months Ended June 30, 2023 Compared With Six Months Ended June 30, 2022
Net sales
Consolidated Net Sales
Consolidated net sales increased $77.3 million, or 14.6%, to $605.0 million for the six months ended June 30, 2023, compared to $527.7 million for the six months ended June 30, 2022. Net sales growth of $70.4 million within the Products segment was driven by broad strength across nearly all product categories on strong consumer demand, including distributed flea and tick, prescription medication, and multiple manufactured categories, as well as sales from the acquisition of R&R, which occurred in January 2023. The Services segment revenues grew by $7.0 million driven by increased pets served and increased average dollar per pet served.
Products Segment
Product sales increased $70.4 million, or 15.1%, to $537.2 million for the six months ended June 30, 2023, compared to $466.8 million for the six months ended June 30, 2022. This increase was driven by broad strength across nearly all categories, and increased sales of R&R products related to the acquisition that occurred in January 2023, for which there is no comparable sales in the prior period.
Services Segment
Services revenue increased $7.0 million, or 11.5%, to $67.9 million for the six months ended June 30, 2023, compared to $60.9 million for the six months ended June 30, 2022. This increase was driven by increased pets served and increased average dollar per pet served year to date 2023.
Gross profit
Gross profit increased by $16.5 million, or 13.8%, to $136.1 million for the six months ended June 30, 2023, compared to $119.6 million for the six months ended June 30, 2022. This increase is driven by the Products segment gross profit increasing by $13.5 million due to net sales growth, and Services segment gross profit increasing $3.0 million due to operational improvements.
Gross margin decreased to 22.5% for the six months ended June 30, 2023, compared to 22.7% for the six months ended June 30, 2022. The slight decrease of margin was primarily due to the impact of changes in product mix.
Selling, general and administrative expenses
Consolidated SG&A decreased by $0.3 million, or 0.3%, to $98.5 million for the six months ended June 30, 2023, compared to $98.8 million for the six months ended June 30, 2022. As a percentage of net sales, SG&A decreased from

18.7% for the six months ended June 30, 2022 to 16.3% for the six months ended June 30, 2023, primarily driven by decreases in legal expenses, decreased stock compensation expense, partially offset by increased variable R&R expenses and increased amortization expenses related to termination of an in process research and development agreement.
Products Segment
Products segment SG&A increased $2.2 million or approximately 2.8% to $80.5 million for the six months ended June 30, 2023, compared to $78.3 million for the six months ended June 30, 2022. This increase was driven by variable R&R expenses.
Services Segment
Services segment SG&A decreased $2.5 million, or 12.4%, to $17.9 million for the six months ended June 30, 2023, compared to $20.5 million for the six months ended June 30, 2022. This decrease was driven by operational improvements and lower marketing spend due to fewer new store openings.
Interest expense, net
Interest expense, net, increased $5.2 million to $17.6 million for the six months ended June 30, 2023, compared to $12.4 million for the six months ended June 30, 2022. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates.
Provision for income taxes
Our effective tax rate was 3.2% and 8.5% for the six months ended June 30, 2023 and 2022, respectively, with a tax expense of $0.6 million and $0.7 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and the foreign rate differential.
Consolidated Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. We calculate EBITDA as net income adjusted for income tax expense, depreciation, amortization, goodwill impairment, and interest expense, net. We calculate Adjusted EBITDA as EBITDA adjusted for acquisition costs, stock based compensation expense, integration costs, litigation expenses, and other one-time transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management in evaluating the Company's performance the effectiveness of our business strategies. The Company presents EBITDA because it is a necessary component for computing Adjusted EBITDA.
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
Beginning in the fourth quarter of 2022, the Company no longer adds back non-same store adjustments in its calculation of
Adjusted EBITDA and has recast prior year periods to reflect this change
Our management does not, and you should not, consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements. Some of these limitations are:
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$9,553	$4,678	$19,334	$7,838
Plus:
Tax expense	192	603	640	724
Depreciation	4,164	3,515	7,685	7,197
Amortization	6,477	4,477	10,739	9,000
Interest expense, net	8,824	6,299	17,556	12,420
EBITDA	$29,210	$19,572	$55,954	$37,179
Acquisition costs(1)	297	156	835	156
Stock based compensation expense	2,743	2,843	5,208	6,666
Integration costs(2)	618	404	1,594	743
Litigation expenses	—	1,141	—	3,802
Adjusted EBITDA	$32,868	$24,116	$63,591	$48,546
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Integration costs represent costs related to integrating the acquired businesses including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs, and IT conversion costs. The costs are primarily within the Products segment.
Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity financing. As of June 30, 2023 and December 31, 2022, our cash and cash equivalents were $78.4 million and $101.3 million, respectively. As of June 30, 2023, we had an unused revolving credit facility with availability of $125.0 million, $294.0 million outstanding under our term loan, $143.8 million of outstanding convertible notes, and $17.7 million in other debt. Our debt agreements bear interest at rates between 4.0% and 9.46%. See “Note 3 – Debt” to our condensed consolidated financial statements included herein for a description of each of our debt arrangements.
Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth. Our primary working capital requirements are to fund inventory and accounts receivable to support our sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of June 30, 2023 and December 31, 2022, we had working capital (current assets less current liabilities) of $230.7 million and $220.6 million, respectively. The Company has not historically made significant non-contractual debt pay downs, but may choose to do so in the future as part of its capital allocation strategy.

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

Cash Flows
Cash provided by (used in) Operating Activities
Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2023, compared to $65.4 million used in operating activities for the six months ended June 30, 2022. The change in operating cash flows primarily reflects higher earnings and lower cash usage from working capital of $67.8 million. Working capital changes are driven primarily by growth in accounts receivable, which is related to the higher sales of the Company, and accounts payable growth. Inventory provided a small amount of cash compared to significant cash usage in the 2022. In the prior year period inventory growth required significant cash outlays due to the unusually low inventory at the beginning of 2022.

Cash used in Investing Activities
Net cash used in investing activities was $31.8 million for the six months ended June 30, 2023, compared to $8.0 million for the six months ended June 30, 2022. The increase in net cash used in investing activities was primarily the result of $27.6 million of the cash utilized in the acquisition of R&R partially offset by lower purchases of fixed assets.
Cash used in Financing Activities
Net cash used in financing activities was $5.6 million for the six months ended June 30, 2023, compared to $0.3 million for the six months ended June 30, 2022. The change in cash used in financing activities is primarily driven by increased debt pay downs by the Company for the six months ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2023, we had variable rate debt of approximately $305.1 million, primarily under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended June 30, 2023 by approximately $0.7 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Results of Operations

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. The Company did not purchase any shares during the quarter ended June 30, 2023. As of June 30, 2023, $26.1 million in aggregate dollar value of shares remained available for purchase under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

10.1
Amendment No. 1, dated May 25, 2023, among PetIQ Holdings, LLC, PetIQ, LLC, the guarantor subsidiaries party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent.

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

PETIQ, INC.

August 9, 2023	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)