Form 10-Q
period 2023-09-30
PetIQ, Inc.
filed 2023-11-07
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2023, we had 29,187,756 shares of Class A common stock and 239,540 shares of Class B common stock outstanding.

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
Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q; general economic or market conditions, including the impacts of the global economic slowdown, increased inflation, rising interest rates, global conflict and recent and potential bank failures; our ability to improve profitability and achieve the anticipated cost savings and reinvestment from the Services segment, the anticipated costs associated with the optimization and the success of our remaining wellness centers following the optimization; our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions, including Rocco & Roxie; our dependency on a limited number of customers; labor shortages, strikes, lock outs, walk offs or other disruptions to labor; our ability to implement our growth strategy effectively; our ability to manage our manufacturing and supply chain effectively; disruptions in our manufacturing and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; economic trends and spending on pets; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; war, conflict, insurrection, pandemic, revolution, riot or severe weather; our ability to keep and retain key employees; our ability to sustain profitability; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q for the period ended September 30, 2023, and other reports filed from time to time with the Securities and Exchange Commission.
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

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	September 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$124,614	$101,265
Accounts receivable, net	151,680	118,004
Inventories	128,126	142,605
Other current assets	6,241	8,238
Total current assets	410,661	370,112
Property, plant and equipment, net	62,927	73,395
Operating lease right of use assets	12,289	18,231
Other non-current assets	2,373	1,373
Intangible assets, net	164,644	172,479
Goodwill	204,195	183,306
Total assets	$857,089	$818,896
Liabilities and equity
Current liabilities
Accounts payable	$113,449	$112,995
Accrued wages payable	19,162	11,512
Accrued interest payable	7,915	1,912
Other accrued expenses	9,133	7,725
Current portion of operating leases	6,877	6,595
Current portion of long-term debt and finance leases	8,105	8,751
Total current liabilities	164,641	149,490
Operating leases, less current installments	8,783	12,405
Long-term debt, less current installments	439,210	443,276
Finance leases, less current installments	617	907
Other non-current liabilities	4,667	1,025
Total non-current liabilities	453,277	457,613
Equity
Additional paid-in capital	385,839	378,709
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,558 and 29,348 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 239 and 252 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 shares	(3,857)	(3,857)
Accumulated deficit	(143,115)	(162,733)
Accumulated other comprehensive loss	(1,715)	(2,224)
Total stockholders' equity	237,181	209,924
Non-controlling interest	1,990	1,869
Total equity	239,171	211,793
Total liabilities and equity	$857,089	$818,896
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Product sales	$239,665	$176,217	$776,825	$642,981
Services revenue	37,354	33,508	105,212	94,453
Total net sales	277,019	209,725	882,037	737,434
Cost of products sold	174,286	131,414	585,616	485,833
Cost of services	30,122	27,541	87,671	81,222
Total cost of sales	204,408	158,955	673,287	567,055
Gross profit	72,611	50,770	208,750	170,379
Operating expenses
Selling, general and administrative expenses	55,021	45,984	153,507	144,815
Restructuring	8,235	—	8,235	—
Goodwill impairment	—	47,264	—	47,264
Operating income (loss)	9,355	(42,478)	47,008	(21,700)
Interest expense, net	8,581	7,276	26,137	19,696
Other expense (income), net	35	172	158	(31)
Total other expense, net	8,616	7,448	26,295	19,665
Pretax net income (loss)	739	(49,926)	20,713	(41,365)
Income tax (expense) benefit	(283)	355	(923)	(368)
Net income (loss)	456	(49,571)	19,790	(41,733)
Net income (loss) attributable to non-controlling interest	5	(435)	172	(360)
Net income (loss) attributable to PetIQ, Inc.	$451	$(49,136)	$19,618	$(41,373)
Net income (loss) per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.02	$(1.68)	$0.67	$(1.42)
Diluted	$0.02	$(1.68)	$0.67	$(1.42)
Weighted Average shares of Class A common stock outstanding
Basic	29,181	29,224	29,116	29,224
Diluted	29,715	29,224	29,386	29,224
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited, in 000’s)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$456	$(49,571)	$19,790	$(41,733)
Foreign currency translation adjustment	277	(942)	513	(2,475)
Comprehensive income (loss)	733	(50,513)	20,303	(44,208)
Comprehensive income (loss) attributable to non-controlling interest	7	(442)	176	(381)
Comprehensive income (loss) attributable to PetIQ, Inc.	$726	$(50,071)	$20,127	$(43,827)
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$19,790	$(41,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization of intangible assets and loan fees	35,816	26,564
Loss on disposition of property, plant, and equipment	7	56
Stock based compensation expense	8,059	8,904
Goodwill impairment	—	47,264
Other non-cash activity	672	(7)
Changes in assets and liabilities, net of business acquisition
Accounts receivable	(32,562)	(11,219)
Inventories	16,451	(50,847)
Other assets	2,078	1,924
Accounts payable	(593)	18,957
Accrued wages payable	7,649	1,083
Other accrued expenses	7,362	(1,818)
Net cash provided by (used in) operating activities	64,729	(872)
Cash flows from investing activities
Business acquisition (net of cash acquired)	(27,634)	—
Purchase of property, plant, and equipment	(6,205)	(9,797)
Net cash used in investing activities	(33,839)	(9,797)
Cash flows from financing activities
Proceeds from issuance of long-term debt	35,000	44,000
Principal payments on long-term debt	(40,700)	(49,700)
Repurchase of Class A common stock	—	(3,857)
Principal payments on finance lease obligations	(1,138)	(1,097)
Tax withholding payments on Restricted Stock Units	(984)	(862)
Exercise of options to purchase Class A common stock	—	115
Net cash used in financing activities	(7,822)	(11,401)
Net change in cash and cash equivalents	23,068	(22,070)
Effect of exchange rate changes on cash and cash equivalents	281	(618)
Cash and cash equivalents, beginning of period	101,265	79,406
Cash and cash equivalents, end of period	$124,614	$56,718
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Nine Months Ended September 30,
Supplemental cash flow information	2023	2022
Interest paid	$18,139	$18,550
Property, plant, and equipment acquired through accounts payable	185	376
Finance lease additions	—	59
Income taxes paid, net of refunds	376	258
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three months ended September 30, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - July 1, 2023	$(143,566)	$(1,990)	29,551	$29	373	$(3,857)	244	$—	$383,020	$1,967	$235,603
Exchange of LLC Interests held by LLC Owners	—	—	5	—	—	—	(5)	—	7	(7)	—
Other comprehensive income	—	275	—	—	—	—	—	—	—	2	277
Stock based compensation expense	—	—	—	—	—	—	—	—	2,827	23	2,850
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	2	—	—	—	—	—	(15)	—	(15)
Net income	451	—	—	—	—	—	—	—	—	5	456
Balance - September 30, 2023	$(143,115)	$(1,715)	29,558	$29	373	$(3,857)	239	$—	$385,839	$1,990	$239,171

	Nine months ended September 30, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2023	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Exchange of LLC Interests held by LLC Owners	—	—	13	—	—	—	(13)	—	122	(122)	—
Other comprehensive income	—	509	—	—	—	—	—	—	—	4	513
Stock based compensation expense	—	—	—	—	—	—	—	—	7,992	67	8,059
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	197	—	—	—	—	—	(984)	—	(984)
Net income	19,618	—	—	—	—	—	—	—	—	172	19,790
Balance - September 30, 2023	$(143,115)	$(1,715)	29,558	$29	373	$(3,857)	239	$—	$385,839	$1,990	$239,171

	Three months ended September 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - July 1, 2022	$(106,762)	$(2,203)	29,304	$29	—	$—	252	$—	$374,057	$2,320	$267,441
Other comprehensive loss	—	(935)	—	—	—	—	—	—	—	(7)	(942)
Treasury stock purchased	—	—	—	—	373	(3,857)	—	—	—	—	(3,857)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,217	21	2,238
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	15	—	—	—	—	—	3	—	3
Net loss	(49,136)	—	—	—	—	—	—	—	—	(435)	(49,571)
Balance - September 30, 2022	$(155,898)	$(3,138)	29,319	$29	373	$(3,857)	252	$—	$376,277	$1,899	$215,312

	Nine months ended September 30, 2022
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2022	$(114,525)	$(684)	29,139	$29	—	$—	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	—	—	(20)	—	192	(192)	—
Other comprehensive income	—	(2,454)	—	—	—	—	—	—	—	(21)	(2,475)
Treasury stock purchased	—	—	—	—	373	(3,857)	—	—	—	—	(3,857)
Stock based compensation expense	—	—	—	—	—	—	—	—	8,826	78	8,904
Exercise of Options to purchase common stock	—	—	2	—	—	—	—	—	115	—	115
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	158	—	—	—	—	—	(862)	—	(862)
Net loss	(41,373)	—	—	—	—	—	—	—	—	(360)	(41,733)
Balance - September 30, 2022	$(155,898)	$(3,138)	29,319	$29	373	$(3,857)	252	$—	$376,277	$1,899	$215,312
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
The condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the "Annual Report"). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three and nine months ended September 30, 2023.
Note 2 — Business Combination
Rocco & Roxie
The Company completed the acquisition of all of the membership units of Rocco & Roxie Supply Co, LLC ("R&R") on January 13, 2023 (the "R&R Acquisition"), which resulted in R&R becoming a wholly owned subsidiary of the Company. The R&R Acquisition expands the Company's brand and product portfolio to include stain and odor products and enables the Company to extend its offerings into premium dog supplements and jerky treats. The Company paid $26.5 million for the membership interests of R&R using cash on hand. The purchase was subject to normal working capital adjustments.

The following table summarizes the final allocations of the consideration paid of $27.6 million, which included the $26.5 million purchase price plus $1.1 million of working capital, to the assets acquired and liabilities assumed, based on the fair value at the date of the R&R Acquisition:

$'s in 000's	Fair Value
Current assets	$3,020
Other assets	1,208
Amortizable intangibles
Trade name	7,100
Customer relationships	320
Total amortizable intangibles	$7,420
Goodwill	20,641
Total assets	$32,289

Current liabilities	1,000
Other tax liabilities	3,655
Total liabilities	4,655

Purchase price, net of cash acquired	$27,634
Intangible assets will be amortized over the estimated useful lives of the assets through January 2033. The weighted average amortization period of the amortizable intangible assets is approximately 9.9 years. The identifiable intangible assets are measured at fair value as Level III in accordance with the fair value hierarchy.
Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $19.4 million of the $20.6 million of Goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment. Transaction costs of $0.5 million were incurred and are recorded in Selling, General, and Administrative costs on the condensed consolidated statement of operations.
Note 3 — Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, OpCo entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the "ABL"). The borrowing base for the ABL at any time equals the sum of: (i) 90% of eligible investment-grade accounts receivable; plus (ii) 85% of eligible other accounts receivable; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of OpCo, 100% of qualified cash; minus (v) reserves. The ABL bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. On February 3, 2023, HoldCo and Opco, entered into the First Amendment Agreement to the ABL to replace the interest rate benchmark from LIBOR to Secured Overnight Financing Rate ("SOFR"). The interest rate at September 30, 2023 was 6.84%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.
The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to first-priority security interest, "ABL Priority Collateral"), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions. As of September 30, 2023, no amounts were outstanding under the ABL.
Senior Secured Term Loan Facility - Term Loan B
On April 13, 2021, OpCo entered into a term credit and guaranty agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (which may be increased in certain circumstances) (the "Term Loan B"). The Term Loan B bears interest at a variable rate of either prime, federal funds effective rate or LIBOR, plus an applicable margin of between 3.25% and 4.25% depending on the underlying base rate. LIBOR rates are subject to a 0.50% floor. . The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on April 13, 2028. On May 25, 2023, the Term Loan B was amended to replace the interest rate benchmark from the Adjusted Eurodollar Rate to SOFR. The interest rate at September 30, 2023 was 9.84%
The Term Loan B is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries, including a first-priority security interest in Term Priority Collateral and a second-priority security interest in ABL Priority Collateral, in each case, subject to customary exceptions. The Term Loan B contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions.

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
The following represents the Company’s long-term debt as of:

$'s in 000's	September 30, 2023	December 31, 2022
Convertible Notes	$143,750	$143,750
Term Loan B	293,250	295,500
Revolving credit facility	—	—
Other debt	16,642	19,690
Net discount on debt and deferred financing fees	(7,096)	(8,531)
	$446,546	$450,409
Less current maturities of long-term debt	(7,336)	(7,133)
Total long-term debt	$439,210	$443,276

Future maturities of long-term debt, excluding the discount on debt and deferred financing fees, as of September 30, 2023, are as follows:

($'s in 000's)
Remainder of 2023	$1,766
2024	7,426
2025	4,600
2026	147,350
2027	3,600
Thereafter	288,900

Note 4 — Intangible Assets and Goodwill
Goodwill and non-amortizable intangible assets
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	September 30, 2023	December 31, 2022
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	10-20 years	160,418	160,040
Patents and processes	5-10 years	14,731	14,634
Brand names	5-15 years	31,778	24,633
Total amortizable intangibles		207,277	199,657
Less accumulated amortization		(75,872)	(62,085)
Total net amortizable intangibles		131,405	137,572
Non-amortizable intangibles
Trademarks and other		33,239	33,239
In-process research and development		—	1,668
Intangible assets, net of accumulated amortization		$164,644	$172,479
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended September 30, 2023 and 2022 was $4.5 million and $4.6 million, respectively. Amortization expense for the nine months ended September 30, 2023, and 2022 was $15.3 million and $13.6 million, respectively. During the nine months ended September 30, 2023, the Company opted out of the final acquired project included in in-process research and development, effectively abandoning the associated research and development effort. Accordingly, the Company wrote off the associated intangible asset of $1.7 million in the Products segment, the expense for which is included as amortization expense in selling, general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2023	$4,510
2024	15,839
2025	15,110
2026	14,415
2027	13,702
Thereafter	67,829
The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2022 to September 30, 2023:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2022	$183,846	$47,264	$231,110
Foreign currency translation	(540)	—	(540)
Impairment	—	(47,264)	(47,264)
Goodwill as of December 31, 2022	183,306	—	183,306
R&R Acquisition	20,641	—	20,641
Foreign currency translation	248	—	248
Goodwill as of September 30, 2023	$204,195	$—	$204,195
Note 5 — Income Tax
The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including our ability to accurately predict the Company’s pre-tax and taxable income and loss and the mix of jurisdictions to which they relate.
Our effective tax rate from continuing operations was 38.3% and 4.5% for the three and nine months ended September 30, 2023, respectively, and 0.7% and (0.9%) for the three and nine months ended September 30, 2022, respectively, including discrete items. Income tax expense for the three and nine months ended September 30, 2023 and 2022 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
The Company has assessed the realizability of the net deferred tax assets as of September 30, 2023 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
(in 000's, except for per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$456	$(49,571)	$19,790	$(41,733)
Less: net income (loss) attributable to non-controlling interests	5	(435)	172	(360)
Net income (loss) attributable to PetIQ, Inc. — basic and diluted	451	(49,136)	19,618	(41,373)
Denominator(1):
Weighted-average shares of Class A common stock outstanding — basic	29,181	29,224	29,116	29,224
Dilutive impact of share-based compensation awards (2)	534	—	270	—
Dilutive effect of conversion of Notes (3)	—	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	29,715	29,224	29,386	29,224

Income (loss) per share of Class A common stock — basic	$0.02	$(1.68)	$0.67	$(1.42)
Income (loss) per share of Class A common stock — diluted	$0.02	$(1.68)	$0.67	$(1.42)
(1) Shares of the Company’s Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
(2) For the three and nine months ended September 30, 2023, 1,367 thousand and 2,142 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive. For the three and nine months ended September 30, 2022, 2,571 thousand and 2,194 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
(3) For the three and nine months ended September 30, 2023 and 2022, 4,848 thousand shares of common stock associated with the assumed conversion of the Notes have been excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
Note 7 — Stock Based Compensation

PetIQ, Inc. Omnibus Incentive Plan

The Amended and Restated PetIQ, Inc. Omnibus Incentive Plan, (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), and other stock-based awards, up to a total of 5,804,000 shares of Class A common stock issuable under the Plan. As of September 30, 2023 and 2022, 1,105,658 and 2,081,000 shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.
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
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $2.7 million for the three and nine months ended September 30, 2022, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the nine months ended September 30, 2022. No options were issued for the nine months ended September 30, 2023:

September 30, 2022
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
As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was $2.1 million and is expected to be recognized over a weighted-average period of 1.2 years.

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1,768	$26.51	$2,897	7.3
Granted	83	14.16
Exercised	(2)	19.49	$10
Forfeited	(110)	29.24
Cancelled	(86)	31.12
Outstanding at December 31, 2022	1,652	$25.48	$53	6.2
Forfeited	(90)	18.31
Cancelled	(46)	31.54
Outstanding at September 30, 2023	1,516	$25.69	$964	4.9
Options exercisable at September 30, 2023	1,306

Restricted Stock Units
The Company awards RSUs to certain employees and directors under the Plan, which are subject to time-based vesting conditions. Typically, upon a termination of service relationship by the Company, all unvested RSUs will be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s Class A common stock on the date of grant. At September 30, 2023, total unrecognized compensation cost related to unvested RSUs was $26.1 million and is expected to vest over a weighted average period of 3.1 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.5 million and $6.8 million for the three and nine months ended September 30, 2023, and $1.7 million and $6.1 million for the three and nine months ended September 30, 2022, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended September 30, 2023.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	459	$31.08
Granted	802	20.30
Settled	(231)	27.81
Forfeited	(177)	25.53
Outstanding at December 31, 2022	853	$23.06
Granted	1,312	12.01
Settled	(232)	22.79
Forfeited	(194)	16.84
Nonvested RSUs at September 30, 2023	1,739	$15.20
Note 8 — Non-Controlling Interests
The following table presents the outstanding membership interests in HoldCo ("LLC Interests") and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2022	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions	—	188	188
Exchange transactions	(20)	20	—
Unit redemption	—	(373)	(373)
As of December 31, 2022	252	28,974	29,226	0.9%	99.1%
Stock based compensation transactions	—	197	197
Exchange transactions	(13)	13	—
As of September 30, 2023	239	29,184	29,423	0.8%	99.2%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three and nine months ended September 30, 2023, the Company owned a weighted average of 99.2%, of HoldCo, and for the three and nine months ended September 30, 2022 the Company owned a weighted average of 99.1%, respectively.

Note 9 — Customer Concentration
The Company has significant exposure to customer concentration. During the three and nine months ended September 30, 2023, two customers individually accounted for more than 10% of sales, comprising 36% and 41% of net sales in aggregate, respectively for such periods. During the three and nine months ended September 30, 2022 three customers individually accounted for more than 10% of sales, comprising 44% and 44% of net sales, respectively for such periods.
At September 30, 2023, two Products segment customers individually accounted for more than 10% of outstanding trade receivables, and accounted for 53% of outstanding trade receivables, net. At December 31, 2022, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, and accounted for 46% of outstanding trade receivables, net.
Note 10 — Commitments and Contingencies
Litigation Contingencies
The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency as of September 30, 2023 and December 31, 2022 as the Company does not consider any contingency to be probable or estimable.
During the nine months ended September 30, 2022, the Company recorded $3.5 million of expense associated with a lawsuit brought by a former supplier to the Company relating to the redemption of ownership interest, which is included within selling, general and administrative expenses on the condensed consolidated statements of operations. The matter was settled and paid during 2022.
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

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services
September 30, 2023
Net sales	$239,665	$37,354
Segment Adjusted EBITDA	29,039	2,912
Depreciation expense	1,870	8,981

$'s in 000's	Products	Services
September 30, 2022
Net sales	$176,217	$33,508
Segment Adjusted EBITDA	18,282	927
Depreciation expense	1,761	1,815
Financial information relating to the Company’s operating segments for the nine months ended:

$'s in 000's	Products	Services
September 30, 2023
Net sales	$776,825	$105,212
Segment Adjusted EBITDA	94,513	5,274
Depreciation expense	5,547	12,989

$'s in 000's	Products	Services
September 30, 2022
Net sales	$642,981	$94,453
Segment Adjusted EBITDA	74,095	4,290
Depreciation expense	5,461	5,312

The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Segment Adjusted EBITDA:
Products(1)	$29,039	$18,282	$94,513	$74,095
Services(1)	2,912	927	5,274	4,290
Total	31,951	19,209	99,787	78,385
Adjustments:
Depreciation(2)	(10,851)	(3,576)	(18,536)	(10,773)
Amortization	(4,546)	(4,602)	(15,285)	(13,602)
Interest	(8,581)	(7,276)	(26,137)	(19,696)
Goodwill impairment(3)	—	(47,264)	—	(47,264)
Acquisition costs(4)	122	(1,035)	(713)	(1,191)
Stock based compensation expense	(2,851)	(2,238)	(8,059)	(8,904)
Non same-store adjustment(5)	(2,791)	(2,944)	(7,036)	(13,575)
Integration costs(6)	(484)	(200)	(2,078)	(943)
Restructuring(7)	(1,200)	—	(1,200)	—
Litigation expenses	(30)	—	(30)	(3,802)
Pretax net income (loss)	$739	$(49,926)	$20,713	$(41,365)
Income tax (expense) benefit	(283)	355	(923)	(368)
Net income (loss)	$456	$(49,571)	$19,790	$(41,733)
(1) In the fourth quarter of 2022, the Company began allocating corporate expenses to each segment pro rata based on net sales for each segment. The presentation of Products Segment Adjusted EBITDA and Services Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 has been recast for comparability. For the three and nine months ended September 30, 2022, total corporate expenses were $20.7 million, of which $17.4 million was allocated to Products and $3.3 million was allocated to Services, and $60.6 million, of which $52.8 million was allocated to Products and $7.8 million was allocated to Services, respectively.
(2) Depreciation includes $7.3 million of accelerated depreciation recognized during the three and nine months ended September 30, 2023, associated with Services segment optimization.
(3) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions.
(4) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(5) Non same-store adjustment includes revenue and costs, and associated gross profit, related to our Services segment wellness centers and host partners with less than six full quarters of operating results, and also include pre-opening expenses.
(6) Integration costs represent costs related to integrating acquired businesses, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT conversion costs.
(7) Restructuring consists of variable lease expenses, inventory valuation adjustments and other miscellaneous costs.

Supplemental geographic disclosures are below.

	Three Months Ended September 30, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$237,962	$1,703	$239,665
Service revenue	37,354	—	37,354
Total net sales	$275,316	$1,703	$277,019

	Three Months Ended September 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$174,517	$1,700	$176,217
Service revenue	33,508	—	33,508
Total net sales	$208,025	$1,700	$209,725

	Nine Months Ended September 30, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$772,013	$4,812	$776,825
Service revenue	105,212	—	105,212
Total net sales	$877,225	$4,812	$882,037

	Nine Months Ended September 30, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$637,385	$5,596	$642,981
Service revenue	94,453	—	94,453
Total net sales	$731,838	$5,596	$737,434
Property, plant, and equipment by geographic location is below.

	September 30, 2023	December 31, 2022
United States	$58,921	$69,376
Europe	4,006	4,019
Total	$62,927	$73,395
Note 12 — Restructuring

During the third quarter of 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers.

As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 45 wellness centers during the three months ended September 30, 2023, and expects to close the remaining 104 wellness centers in the fourth quarter ending December 31, 2023. The Company ended the third quarter of 2023 with 237 wellness centers and expects to end 2023 with 133 wellness centers. Restructuring and related charges attributable to the optimization were $8.5 million recorded on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. Total restructuring and related charges are expected to be approximately $14.6 million for the year ending December 31, 2023, including approximately $11.1 million of depreciation and amortization as well as $0.3 million inventory valuation adjustments.

Additionally, not included in restructuring and related costs are approximately $3.0 million of operating lease liabilities on the condensed consolidated balance sheet. Closure of the wellness centers will require the Company to terminate leases early, which the Company anticipates paying off in the fourth quarter of 2023. In addition to the lease payoff, the Company also expects to pay severance and other termination costs of approximately $3.3 million.

Restructuring charges include accelerated depreciation and amortization, variable lease expenses, and other miscellaneous costs. The remaining costs pertain to variable lease expenses, lease termination costs, severance, and other miscellaneous costs.

Restructuring expenses for the three and nine months ended September 30, 2023 are as follows:

	For the three months ended		For the nine months ended
$'s in 000's	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Included in Cost of services
Inventory reserve	$250	$—	$250	$—
Total in Cost of services	250	—	250	—

Included in Restructuring
Accelerated depreciation - property, plant and equipment	$5,580	$—	$5,580	$—
Accelerated amortization - operating lease right of use assets	1,755	—	1,755	$—
Other	900	—	900	$—
Total in Restructuring	8,235	—	8,235	—
Total Restructuring Expenses	$8,485	$—	$8,485	$—

A roll forward of our liability related to the optimization, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows (in thousands):

$'s in 000's	Expenses	Cash Payments	Non-Cash Amounts	Liability at September 30, 2023
Accelerated depreciation - property, plant and equipment	$5,580	$—	$(5,580)	$—
Accelerated amortization - operating lease right of use assets	1,755	—	(1,755)	—
Inventory reserve	250	—	(250)	—
Other	900	—	—	900
Total Restructuring Expenses	$8,485	$—	$(7,585)	$900
Note 13 — Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance, which acts as a broker for a number of the Company’s insurance policies. The Company’s premium expense, which is generally paid directly to the relevant insurance company, amounted to $6.6 million and $7.2 million for policies that cover the nine months ended September 30, 2023 and 2022, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.2 million for the three and nine months ended September 30, 2023 and 2022, respectively.
Mike Glasman, the brother of CFO, Zvi Glasman, acted as a broker in connection with the Company's entry into a Master Services Agreement with Syndeo, LLC d/b/a Broadvoice ("Broadvoice") in February 2023 for the provision of certain information technology related services. The amount to be paid to Broadvoice over the 39-month agreement is estimated at $0.4 million. $0.01 million was paid to Broadvoice in the three and nine months ended September 30, 2023. Mr. Michael Glasman earns various fees based on the services provided by Broadvoice.

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
During the third quarter of 2023, we implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 45 wellness centers during the three months ended September 30, 2023, and expects to close the remaining 104 wellness centers in the fourth quarter ending December 31, 2023. Restructuring and related charges attributable to the optimization were $8.5 million recorded on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. Total restructuring and related charges are expected to be approximately $14.6 million for the year ending December 31, 2023, including approximately $11.1 million of depreciation and amortization as well as $0.3 million inventory valuation adjustments. Additionally, not included in restructuring and related costs are approximately $3.0 million of operating lease liabilities on the condensed consolidated balance sheet. Closure of the wellness centers will require the Company to terminate leases early, which the Company anticipates paying off in the fourth quarter of 2023. In addition to the lease payoff, the Company also expects to pay severances and other termination costs of approximately $3.3 million. Restructuring charges include accelerated depreciation and amortization, variable lease expenses, and other miscellaneous costs. The remaining costs pertain to variable lease expenses, lease termination costs, severance, and other miscellaneous costs. For additional information about the restructuring, see "Note 12 - Restructuring" to our condensed consolidated financial statements included herein.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales for the three months ended
$'s in 000's	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product sales	$239,665	$176,217	86.5%	84.0%
Services revenue	37,354	33,508	13.5%	16.0%
Total net sales	277,019	209,725	100.0%	100.0%
Cost of products sold	174,286	131,414	62.9%	62.7%
Cost of services	30,122	27,541	10.9%	13.1%
Total cost of sales	204,408	158,955	73.8%	75.8%
Gross profit	72,611	50,770	26.2%	24.2%
Selling, general and administrative expenses	55,021	45,984	19.9%	21.9%
Restructuring	8,235	—	3.0%	—%
Goodwill impairment	—	47,264	—%	22.5%
Operating income (loss)	9,355	(42,478)	3.4%	(20.3)%
Interest expense, net	8,581	7,276	3.1%	3.5%
Other expense, net	35	172	—%	0.1%
Total other expense, net	8,616	7,448	3.1%	3.6%
Pretax net income (loss)	739	(49,926)	0.3%	(23.8)%
Income tax (expense) benefit	(283)	355	(0.1)%	0.2%
Net income (loss)	$456	$(49,571)	0.2%	(23.6)%

	For the Nine Months Ended		% of Net Sales for the nine months ended
$'s in 000's	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product sales	$776,825	$642,981	88.1%	87.2%
Services revenue	105,212	94,453	11.9%	12.8%
Total net sales	882,037	737,434	100.0%	100.0%
Cost of products sold	585,616	485,833	66.4%	65.9%
Cost of services	87,671	81,222	9.9%	11.0%
Total cost of sales	673,287	567,055	76.3%	76.9%
Gross profit	208,750	170,379	23.7%	23.1%
Selling, general and administrative expenses	153,507	144,815	17.4%	19.6%
Restructuring	8,235	—	0.9%	—%
Goodwill impairment	—	47,264	—%	6.4%
Operating income (loss)	47,008	(21,700)	5.3%	(2.9)%
Interest expense, net	26,137	19,696	3.0%	2.7%
Other expense (income), net	158	(31)	—%	—%
Total other expense, net	26,295	19,665	3.0%	2.7%
Pretax net income (loss)	20,713	(41,365)	2.3%	(5.6)%
Income tax expense	(923)	(368)	(0.1)%	—%
Net income (loss)	$19,790	$(41,733)	2.2%	(5.7)%

Three Months Ended September 30, 2023 Compared With Three Months Ended September 30, 2022
Net sales
Consolidated Net Sales
Consolidated net sales increased $67.3 million or 32.1%, to $277.0 million for the three months ended September 30, 2023, compared to $209.7 million for the three months ended September 30, 2022. Net sales growth of $63.5 million within the Products segment was driven by broad strength across nearly all product categories on strong consumer demand, including distributed flea and tick, prescription medication, and manufacturing categories, as well as sales from the acquisition of R&R, which occurred in January 2023. The Services segment revenues grew by $3.8 million driven by increased dollar per pet served during the third quarter of 2023.
Products Segment
Product sales increased $63.5 million, or 36.0%, to $239.7 million for the three months ended September 30, 2023, compared to $176.2 million for the three months ended September 30, 2022. The increase was driven by broad strength across nearly all categories on strong consumer demand. Additionally, the Company added R&R products related to the acquisition that occurred in January 2023, for which there are no comparable sales in the prior period.
Services Segment
Services revenue increased $3.9 million, or 11.5%, to $37.4 million for the three months ended September 30, 2023, compared to $33.5 million for the three months ended September 30, 2022. Same-store sales increased $5.7 million, or 19.2%, to $35.3 million for the three months ended September 30, 2023, compared to $29.6 million for the three months ended September 30, 2022. The increased service revenue was driven by operational improvements which drove increases in clinic counts, average dollar per clinic, and average dollar per pet served during the third quarter of 2023.
Gross profit
Gross profit increased by $21.9 million, or 43.1%, to $72.6 million for the three months ended September 30, 2023, compared to $50.8 million for the three months ended September 30, 2022. This increase is driven by the Products segment gross profit increasing by $20.6 million due to net sales growth. We also benefited from operating leverage on higher sales and increased manufacturing efficiencies in our plants. Additionally, our Services segment gross profit increased by $1.3 million primarily due to higher sales and operational improvements.
Gross margin increased to 26.2% for the three months ended September 30, 2023, compared to 24.2% for the three months ended September 30, 2022. The increase was primarily due to Products segment gross margin increase of approximately 200 basis points as we benefited from operating leverage on higher sales and increased manufacturing efficiencies in our plants as well as the impact of changes in product mix. We also benefited from operational improvements in the Services segment.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased by $9.0 million, or 19.7%, to $55.0 million for the three months ended September 30, 2023, compared to $46.0 million for the three months ended September 30, 2022. As a percentage of net sales, SG&A decreased from 21.9% for the three months ended September 30, 2022 to 19.9% for the three months ended September 30, 2023 on continued leverage of costs and increased business expense efficiencies relative to the growth in sales. The $9.0 million increase was driven by increased corporate compensation expense of $4.0 million, increased marketing costs of $4.9 million to support our branded portfolio, and increased variable R&R expenses of $1.1 million, partially offset by $1.0 million decrease due to Services segment operational improvements.
Products Segment
Products segment SG&A increased $10.0 million or approximately 28.4% to $45.1 million for the three months ended September 30, 2023, compared to $35.1 million for the three months ended September 30, 2022. This increase was primarily due to variable R&R expenses and increased corporate compensation expense. Additionally marketing and advertising increased to support our branded portfolio.

Services Segment
Services segment SG&A decreased $1.0 million, or 8.1%, to $10.0 million for the three months ended September 30, 2023, compared to $10.9 million for the three months ended September 30, 2022. This decrease was driven by operational improvements reducing personnel costs.
Restructuring
During the third quarter of 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 45 wellness centers during the three months ended September 30, 2023, and expects to close the remaining 104 wellness centers in the fourth quarter ending December 31, 2023. Restructuring totaled $8.2 million and had no comparable event for the three months ended September 30, 2022.
Goodwill Impairment
During the three months ended September 30, 2022, the Company recorded an impairment charge of $47.3 million related to the write-down of the full goodwill balance of the Services segment, and had no comparable event in the three months ended September 30, 2023.
Interest expense, net
Interest expense, net, increased $1.3 million to $8.6 million for the three months ended September 30, 2023, compared to $7.3 million for the three months ended September 30, 2022. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates, partially offset by lower debt balances and interest earned on the Company's cash and cash equivalents.
Provision for income taxes
Our effective tax rate was 38.3% and 0.7% for the three months ended September 30, 2023 and 2022, respectively, with a tax expense of $0.3 million and a tax benefit of $0.4 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
Nine Months Ended September 30, 2023 Compared With Nine Months Ended September 30, 2022
Net sales
Consolidated Net Sales
Consolidated net sales increased $144.6 million, or 19.6%, to $882.0 million for the nine months ended September 30, 2023, compared to $737.4 million for the nine months ended September 30, 2022. Net sales growth of $133.8 million within the Products segment was driven by broad strength across nearly all product categories on strong consumer demand, including distributed flea and tick, prescription medication, and manufacturing categories, as well as sales from the acquisition of R&R, which occurred in January 2023. The Services segment revenues grew by $10.7 million driven by increased average dollar per clinic and average dollar per pet served.
Products Segment
Product sales increased $133.8 million, or 20.8%, to $776.8 million for the nine months ended September 30, 2023, compared to $643.0 million for the nine months ended September 30, 2022. This increase was driven by broad strength across nearly all categories, and increased sales of R&R products related to the acquisition that occurred in January 2023, for which there is no comparable sales in the prior period.

Services Segment
Services revenue increased $10.7 million, or 11.4%, to $105.2 million for the nine months ended September 30, 2023, compared to $94.5 million for the nine months ended September 30, 2022. The increased service revenue was driven by operational improvements which drove increases in clinic counts, average dollar per clinic, and average dollar per pet served.
Gross profit
Gross profit increased by $38.4 million, or 22.5%, to $208.8 million for the nine months ended September 30, 2023, compared to $170.4 million for the nine months ended September 30, 2022. This increase is driven by the Products segment gross profit increasing by $34.1 million due to net sales growth, and Services segment gross profit increasing $4.3 million due to operational improvements.
Gross margin increased to 23.7% for the nine months ended September 30, 2023, compared to 23.1% for the nine months ended September 30, 2022. The increase of margin was primarily due to the impact of changes in product mix.
Selling, general and administrative expenses
Consolidated SG&A increased by $8.7 million, or 6.0%, to $153.5 million for the nine months ended September 30, 2023, compared to $144.8 million for the nine months ended September 30, 2022, primarily driven by increases in variable R&R expenses, compensation, amortization expenses related to termination of an in process research and development agreement, and increased marketing spend to support our branded portfolio. Partially offset by decreases in legal expenses and decreased stock compensation expense due to executive departures in the prior year. As a percentage of net sales, SG&A decreased from 19.6% for the nine months ended September 30, 2022 to 17.4% for the nine months ended September 30, 2023, this decrease was driven by operational efficiencies
Products Segment
Products segment SG&A increased $12.0 million or approximately 10.6% to $125.6 million for the nine months ended September 30, 2023, compared to $113.6 million for the nine months ended September 30, 2022. This increase was driven by variable R&R expenses, amortization expenses related to termination of an in process research and development agreement, and increased marketing spend to support our branded portfolio.
Services Segment
Services segment SG&A decreased $3.3 million, or 10.6%, to $27.9 million for the nine months ended September 30, 2023, compared to $31.2 million for the nine months ended September 30, 2022. This decrease was driven by operational improvements and decreased marketing spend.
Restructuring
During the nine months ended September 30, 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 45 wellness centers during the nine months ended September 30, 2023, and expects to close the remaining 104 wellness centers in the fourth quarter ending December 31, 2023. Restructuring totaled $8.2 million and had no comparable event for the nine months ended September 30, 2022
Goodwill Impairment
During the nine months ended September 30, 2022, the Company recorded an impairment charge of $47.3 million related to the write-down of the full goodwill balance of the Services segment, and had no comparable event in the nine months ended September 30, 2023.

Interest expense, net
Interest expense, net, increased $6.4 million to $26.1 million for the nine months ended September 30, 2023, compared to $19.7 million for the nine months ended September 30, 2022. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates, partially offset by interest earned on the Company's cash and cash equivalents.
Provision for income taxes
Our effective tax rate was 4.5% and (0.9%) for the nine months ended September 30, 2023 and 2022, respectively, with a tax expense of $0.9 million and $0.4 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and the foreign rate differential.
Consolidated Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. We calculate EBITDA as net income adjusted for income tax expense, depreciation, amortization, goodwill impairment, and interest expense, net. We calculate Adjusted EBITDA as EBITDA adjusted for acquisition costs, stock-based compensation expense, integration and restructuring costs, litigation expenses, and other one-time transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management in evaluating the Company's performance the effectiveness of our business strategies. The Company presents EBITDA because it is a necessary component for computing Adjusted EBITDA.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
$'s in 000's	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$456	$(49,571)	$19,790	$(41,733)
Plus:
Tax expense (benefit)	283	(355)	923	368
Depreciation(1)	10,851	3,576	18,536	10,773
Amortization	4,546	4,602	15,285	13,602
Goodwill impairment(2)	—	47,264	—	47,264
Interest expense, net	8,581	7,276	26,137	19,696
EBITDA	$24,717	$12,792	$80,671	$49,970
Acquisition costs(3)	—	1,035	713	1,191
Stock based compensation expense	2,851	2,238	8,059	8,904
Integration costs(4)	484	200	2,078	943
Restructuring(5)	1,200	—	1,200	—
Litigation expenses	30	—	30	3,802
Adjusted EBITDA	$29,282	$16,265	$92,751	$64,810
(1) Depreciation includes $7.3 million of accelerated depreciation recognized during the three and nine months ended September 30, 2023, associated with Services segment optimization.
(2) Non-cash goodwill impairment due to a significant decline in the Company’s market capitalization, driven primarily by rising interest rates and macroeconomic conditions.
(3) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(4) Integration costs represent costs related to integrating acquired businesses, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT conversion costs.
(5) Restructuring consists of variable lease expenses, inventory valuation adjustments and other miscellaneous costs.
Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity financing. As of September 30, 2023 and December 31, 2022, our cash and cash equivalents were $124.6 million and $101.3 million, respectively. As of September 30, 2023, we had an unused revolving credit facility with availability of $125.0 million, $293.3 million outstanding under our term loan, $143.8 million of outstanding convertible notes, and $16.6 million in other debt. Our debt agreements bear interest at rates between 4.0% and 9.84%. See “Note 3 – Debt” to our condensed consolidated financial statements included herein for a description of each of our debt arrangements.
Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth. Our primary working capital requirements are to fund inventory and accounts receivable to support our sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of September 30, 2023 and December 31, 2022, we had working capital (current assets less current liabilities) of $246.0 million and $220.6 million, respectively. The Company has not historically made significant non-contractual debt pay downs, but may choose to do so in the future as part of its capital allocation strategy.

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

Cash Flows
Cash provided by (used in) Operating Activities
Net cash provided by operating activities was $64.7 million for the nine months ended September 30, 2023, compared to $0.9 million used in operating activities for the nine months ended September 30, 2022. The change in operating cash flows primarily reflects higher profitability and increased cash provided from working capital of $42.3 million. Working capital changes are driven primarily by growth in accounts receivable, which is related to higher sales, and cash provided by decreases in inventory as a result of increased consumption in the current year. In the prior year period inventory growth required significant cash outlays due to the unusually low inventory at the beginning of 2022. Wages payable and interest payable also accounted for large changes to working capital.
Cash used in Investing Activities
Net cash used in investing activities was $33.8 million for the nine months ended September 30, 2023, compared to $9.8 million for the nine months ended September 30, 2022. The increase in net cash used in investing activities was primarily the result of $27.6 million of the cash utilized in the acquisition of R&R partially offset by lower purchases of fixed assets.
Cash used in Financing Activities
Net cash used in financing activities was $7.8 million for the nine months ended September 30, 2023, compared to $11.4 million for the nine months ended September 30, 2022. The change in cash used in financing activities is primarily driven by stock repurchase made in the prior year period with no comparable events in the current period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of September 30, 2023, we had variable rate debt of approximately $304.3 million, primarily under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended September 30, 2023 by approximately $0.8 million.
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for employee compensation and benefits, products that we distribute, and components of products we manufacture. We believe the effects of inflation, if any, on our historical results of operations and financial condition have not been material as we have been able to effectively implement price adjustments to pass-through the additional costs. However, in the future, we may not be able to increase prices to our customers sufficiently to offset these increased costs.

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
Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, certain processes and controls were modified in connection with the migration of our Springville, Utah facility to our consolidated enterprise resource planning system. We do not believe that such modifications materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There was no other change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to and/or are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that effect. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to "Note 10 — Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2023, as supplemented by the risk factor set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We may not fully realize the anticipated benefits of our Services segment restructuring efforts.

During the third quarter of 2023, we implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 45 wellness centers during the three months ended September 30, 2023, and expects to close the remaining 104 wellness centers in the fourth quarter ending December 31, 2023. Restructuring and related charges attributable to the optimization were $8.5 million recorded on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. Total restructuring and related charges are expected to be approximately $14.6 million for the year ending December 31, 2023, including approximately $11.1 million of depreciation and amortization as well as $0.3 million inventory valuation adjustments. Our ability to improve profitability and achieve the anticipated cost savings from the optimization, as well as our ability to reinvest those cost savings into other areas of our business, is subject to many estimates and assumptions, some of which are beyond our control. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the benefits of the optimization and our business and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Results of Operations

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. The Company did not purchase any shares during the quarter ended September 30, 2023. As of September 30, 2023, $26.1 million in aggregate dollar value of shares remained available for purchase under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.

Costs Associated with Exit or Disposal Activities

During the third quarter of 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. On November 2, 2023, the Company announced efforts to close 104 wellness centers in the fourth quarter ending December 31, 2023 and also announced that it permanently closed 45 wellness centers that were temporarily closed due to veterinary labor shortages during the three months ended September 30, 2023. Restructuring and related charges attributable to the optimization were $8.5 million recorded on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. Total restructuring and related charges are expected to be approximately $14.6 million for the year ending December 31, 2023, including approximately $11.1 million of depreciation and amortization as well as $0.3 million inventory valuation adjustments.
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

PETIQ, INC.

November 7, 2023	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)