Form 10-K
period 2023-12-31
PetIQ, Inc.
filed 2024-02-29
CIK 1668673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates of the registrant was $402.6 million. Shares of Class A common stock held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2024 we had 29,199,778 shares of Class A common stock and 231,540 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report; general economic or market conditions, including inflation, and interest rates, ; overall consumer spending in our industry;our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively our ability to continue to grow our Services segment; disruptions in our manufacturing, shipping, transportation and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; cyber security risks including breaches that result in business interruption and data loss; our substantial indebtedness and our ability to raise additional capital as needed; and the risks set forth under the “Risk Factors” section of this Annual Report.
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
•We may seek to grow our business through acquisitions of or investments in new or complementary businesses which necessitate incurring significant debt, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.
•We are dependent on a relatively limited number of customers for a significant portion of our net sales.

•We may not be able to successfully implement our growth strategy in our Products segment on a timely basis or at all.
•We may not continue to grow our Services business.
•We operate in a highly competitive industry and may lose market share or experience margin erosion if we are unable to compete effectively as competitors develop new offerings or improve existing offerings.
•Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners to purchase from retailers and pharmacies could cause our net sales to decrease and could materially adversely affect our financial condition and results of operations.
•Our growth and business are dependent on consumer, product, brand or ingredient trends that may change, and our historical growth may not be indicative of our future growth.
•We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.
•Shipping and transportation is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.
•The growth of our business depends in part on our ability to accurately predict consumer trends, engage consumers with effective marketing, successfully develop and introduce new products, improve existing products, and expand into new offerings.
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.
•Pandemics and disease outbreaks and any related economic downturn have in the past and could continue to negatively impact our business, financial condition and results of operations.
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
•Our principal asset is our interest in HoldCo, (defined below), and, accordingly, we depend on distributions from HoldCo to pay our taxes and expenses. HoldCo’s ability to make such distributions may be subject to various limitations and restrictions.
PART I
Unless the context requires otherwise, references in this Annual Report to "PetIQ, Inc.," "PetIQ," the "Company," "we," "our" or "us" refer collectively to PetIQ, Inc. and its consolidated subsidiaries, including PetIQ Holdings, LLC, a Delaware limited liability company, which we refer to as “HoldCo.” PetIQ, Inc. is the sole managing member of HoldCo, which is the sole member of PetIQ, LLC (“Opco”) and, through HoldCo, operate and control all of the business and affairs of Opco.

PetIQ, Inc. and HoldCo are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in Opco.

Item 1 - Business
Business Overview

PetIQ is a leading pet medication, product and wellness company delivering a smarter way for pet parents to help pets live their best lives through convenient access to affordable health and wellness products and veterinary services. We have two reporting segments: (i) Products; and (ii) Services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

Our Products segment consists of our product manufacturing and distribution business through which we manufacture and distribute pet medication and health and wellness products to major U.S. retail and e-commerce channels through more than 60,000 points of distribution. We focus our offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications and wellness products. Our Products segment is further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah.
Our Services segment consists of veterinary services, and related product sales, provided by the Company directly to consumers. Our national veterinarian service platform operates at over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states providing cost effective and convenient veterinary wellness services. We offer diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks.
Our Industry
Attractive Pet Industry Trends. By year-end 2023, approximately 50% of total U.S. households owned a dog or cat. Packaged Facts estimates that by 2026 approximately 55% of United States households will own a pet:
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

Strong Growth in Pet Products. According to Packaged Facts, the $134.5 billion U.S. consumers spent on pet products and services in 2022 more than doubled 2010 spending of $53.7 billion. Veterinary channel sales of pet medications grew from an estimated $6.7 billion in 2018 to $8.6 billion in 2022, and overall retail and veterinary channel sales of pet medications and supplements are estimated to have grown from $10.1 billion in 2018 to $14.3 billion in 2022, according to Packaged

Facts, with pet supplement sales growing from $1.1 billion in 2018 to $2.3 billion in 2022 in keeping with increasing consumer attention to pet health and wellness.
Growth of Pet Medication Purchases from Retail and E-commerce Channels. U.S. retail sales of pet medications reached $12.1 billion in 2022, inclusive of sales through veterinarians, brick-and-mortar stores and online retailers. Packaged Facts projects that pet medication sales will grow to $13.8 billion by 2026. The COVID-19 pandemic accelerated the migration of pet owner purchases of veterinary-grade pet products from retail and e-commerce channels including both brick-and-mortar and online offerings and away from purchases directly from veterinarians. We believe this migration will continue in the future as more consumers take advantage of the convenience of both local brick-and-mortar and online retail options.
Our Business Strategy
There are significant opportunities to grow our brand awareness, increase our net sales and profitability and deliver shareholder value by executing on the following initiatives:
Grow Consumer Awareness of and Engagement with Our Brands/Products in the Retail & E-commerce Channels. We are an established category leader in the pet health and wellness and medication market. We maintain strong relationships with the veterinary channel and distributors. Our brands have strong penetration of major retail and e-commerce channels and high awareness among pet parents. We believe we will increase our share of the overall pet Rx and OTC medication and health and wellness product markets through our broad network that includes leading U.S. retailers and e-commerce partners. We continue to prioritize building broader consumer awareness, converting more pet owners to use products we manufacture or distribute and providing excellent value. In addition, our retail and e-commerce partners continue to see that our proprietary manufactured products bring significant value to their pet health and wellness category sales and profit. We build and maintain awareness among pet owners that our proprietary manufactured products offer the same quality and active ingredients at a significant savings versus national veterinary brands.
Increase Volume of Products with Existing Retailer & E-commerce Partners. A majority of leading U.S. retailers and e-commerce partners purchase and resell our core product offerings. We believe our net sales and profitability will continue to grow as we expand the number of products we have available for sale through these channels. We invest in research and development to support our own proprietary manufactured products that we expect to help us expand SKU placement within existing accounts and new accounts. Additionally, we believe we are positioned to gain additional item placement and distribution in retail partners where we are also operating our veterinarian clinics.
Provide Veterinarian Services in Conjunction with our Retail Partners. Through our Services segment, we participate in the veterinary services industry, which grew from $28.5 billion in 2018 to $36.8 billion in 2022, according to Packaged Facts. This growth equally reflects increased consumer focus on pet health and wellness. We provide a comprehensive suite of services at over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states. We offer diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks.
Our Products
Through our Products segment, we are a manufacturer and distributor of pet medication and health and wellness products to major U.S. retail and e-commerce channels. We focus our offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications, and wellness products. We offer and supply these products to customers primarily in the United States.
Rx Medications
The Rx pet medications we sell include flea and tick control, heartworm preventatives, arthritis, thyroid, diabetes and pain treatments, antibiotics and other specialty medications, all of which require a prescription from a veterinarian.
We sell over 350 stock keeping units ("SKUs") of the most popular pet Rx medications to retailers and e-commerce partners, in multiple formats, that previously had been available primarily through the veterinarian channel. Our retail and e-commerce partners then sell these pet Rx medications to pet owners who have a prescription. We source these pet Rx medications directly from manufacturers or through licensed distributors. Several of the top-selling Rx pet medications that we distribute include Nexgard®, Heartgard® Plus and Vetmedin®.

OTC Medications

The pet OTC medications we sell are primarily within the flea and tick control, dog dewormers, along with behavior management categories and do not require a prescription from a veterinarian. These products are available in multiple forms that consumers choose between, such as spot on (topical) treatments, chewables, oral tablets and collars. We develop and manufacture our own propriety value-branded products and distribute well-known leading third-party branded OTC medications.
We sell over 320 SKUs of the leading OTC-branded and value-branded medications within the animal health OTC category to U.S. retail and e-commerce channels. Most of our manufactured OTC medication volume is represented by PetArmor®, Capstar®, Nextstar®, Sentry® and Sergeants® brands and we have manufacturing capabilities to produce multiple product forms within flea and tick control.
Health and Wellness Products
Our health and wellness products include dog and cat treats, oral health solutions, stain and odor treatments and pet nutritional supplements. We manufacture and distribute more than 400 SKUs of proprietary wellness products for dogs and cats, mainly under our PetArmor®, Rocco & Roxie®, VetIQ®, Minties® and Sentry® brands.
Our Services

Our Services segment consists of veterinary services, and related product sales, provided by the Company directly to consumers. We operate our national veterinarian service platform through community clinics, or pop-up locations, and wellness centers, or permanent locations that provide cost effective and convenient veterinary wellness services, including diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks. In 2023, we operated over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states. In addition, in 2023, we collaborated with Walmart, an existing partner, on a new, pilot wellness center to offer a variety of pet services, including veterinary care, grooming and hygiene care.
Seasonality
Products
While many of our products are sold consistently throughout the year, we experience seasonality in the form of increased demand for our flea and tick products in the spring and summer. Additionally, we may experience fluctuations in net sales related to the inventory management strategies of our retail customers.
Services
Similarly, the practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months as pets and pet parents tend to be more active and outdoors and there are more fleas, ticks, and mosquitos during these months and products and services sold to prevent or treat illness or diseases related to these insects.
Product Innovation
We sell a broad portfolio of pet medications and health and wellness products to our retail and e-commerce customers, including an array of products that we develop, manufacture and distribute. To continue to grow our OTC medications and other health and wellness product offerings, we invest in research and development on an ongoing basis. We use a combination of in-house specialists, third-party consultants and animal health research and development experts to expand our proprietary value-branded portfolio and develop next-generation versions of our existing pet products and secure patent protection for these innovations where doing so will allow us to maintain a competitive advantage in the market.
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

Product Sales Channels
Traditional industry sales channels for pet Rx medications, OTC medications, and other health and wellness products include sales through the veterinarian, retail and e-commerce channels. In recent years the retail and e-commerce channels have become intertwined with brick and mortar retailers expanding their online presence and online retailers opening brick and mortar stores.
Historically, non-prescription pet Rx and flea and tick medications have been sold through veterinarian offices and, to a lesser extent, e-commerce. We have focused on making these products, as well as our proprietary value-branded products, available directly to consumers through retail and e-commerce partners, which offer consumers convenient access to these products at lower prices. Our sales channels are primarily concentrated in five sub-channels of retail: (i) food, drug and mass market sales (e.g., Kroger, Target and Walmart); (ii) club stores (e.g., BJ’s Wholesale Club, Costco Wholesale and Sam's Club); (iii) pet specialty stores (e.g., Petco, PetSmart and independent pet stores); (iv) e-commerce (e.g., Amazon.com and Chewy.com); and (v) independent pharmacies and pharmacy distributors. We believe we are a key participant in the sales growth of pet medication products to the retail channel, with the additional benefit of having access to the veterinary channel through solid relationships with established distributors.
Customers

Products
Approximately 99% of our 2023 and 2022 net sales were generated from customers located in the United States and Canada. Our Products segment customers are primarily national store chains, e-commerce, and national pet superstore chains, such as Amazon, Chewy.com, Costco, Kroger, Petco, PetSmart, Sam's Club, Target, The Tractor Supply Company, and Walmart. We supply each of these customers on a national basis. Our largest retail customers in 2023 were Chewy.com and Amazon, which represented 28% and 15%, respectively, of our net sales. Our largest retail customers in 2022 were Chewy.com and Walmart, which represented 25% and 10%, respectively, of our net sales.

Services

Our Services segment customers are consumers purchasing veterinary and related services and products directly from us through one of our community clinics or wellness centers.
Supply Chain
Proprietary Value-Branded Products
None of our suppliers for our proprietary value-branded products are individually significant. We believe there is ample available capacity, including of active pharmaceutical ingredients, for our value-branded products, including at contract manufacturing organizations around the world. Our proprietary value-branded products are currently manufactured by us at our facilities in Omaha, Nebraska and Springville, Utah and through a network of manufacturing facilities owned and operated by contract manufacturing partners across the United States and in Europe. We expect that the combined capacities of our facilities and those of our contract manufacturing partners will meet our forecasted needs for our proprietary value-branded products for the foreseeable future.
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
Fulfillment, Warehousing and Shipping
To accomplish efficient fulfillment for pet Rx medication products across the United States into retail, we utilize our established medication distribution channels with our distribution partner, Anda, Inc. We have a multi-year contract with Anda, Inc., which automatically renews for successive two year terms.

For most products, our in-house fulfillment and distribution operations manage the entire supply chain, beginning with the placement of the order, continuing through order processing and then fulfilling and shipping to the customer. All customer orders are processed by our customer service team. We store product inventory and fill most customer orders from our distribution centers in Daytona Beach, Florida, Omaha, Nebraska and Springville, Utah. We also use third-party warehouse providers to fulfill a small portion of our orders. We ship our products using common carriers.
Product Quality and Safety
We believe that product safety and quality are critical. We have developed, implemented and enforce a robust regulatory compliance, product safety and quality program. We have established critical control points throughout the entire supply chain from ingredient sourcing to finished goods to ensure compliance with our quality program.
The food safety program at our Utah plant, where our pet treats are made, is certified at Safe Quality Food (“SQF”) Level II (Food Safety) under Global Food Safety Initiative Benchmarks. To achieve this qualification level, our Utah facility has been built to comply with particular food safety specifications and allows for correct airflow to prevent cross-contamination, among other things. This qualification level also requires us to have certain standard operating procedures in place written to SQF code specifications, hold regular training seminars for manufacturing employees and maintain reporting documentation evidencing compliance with such standard operating procedures.
In addition, our food safety and quality program includes strict guidelines for incoming ingredients, batching, processing, storing, handling, packaging and finished goods. As part of our focus on food safety and quality, we have implemented batch and lot traceability controls across our manufacturing network, including at our manufacturing facilities, where such controls have been implemented into our enterprise resource planning system. These controls allow us to track and tie discreet, inbound raw material components through the manufacturing process to the ultimate finished product, allowing us to maintain and control all finished product lot details and quickly access process manufacturing details.
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
As described above, we use contract manufacturers to produce certain of our proprietary value-branded products. To ensure product quality, consistency and safety standards, we actively monitor each contract manufacturer’s operations through the standard operating procedures and facility audits.
At our Omaha location U.S. Environmental Protection Agency ("EPA") and U.S. Food and Drug Administration ("FDA") regulated products are produced, packaged, and distributed from our nearby distribution center. Products include dog and cat flea and tick spot-on, shampoo, collars, toothpaste and hairball paste. We have a robust quality management program that includes quality processes for incoming inspection, manufacturing and packaging inspections, supplier quality, change control, deviations, and corrective and preventative actions. We manage customer interaction through our call centers and social media to ensure that products maintain the highest quality. All call data is tracked, trended and reviewed for signals that may indicate product quality issues. The Omaha site is inspected several times annually by external auditors and we perform annual internal audits and mock recalls. We have received high marks and consistently maintain compliance with current good manufacturing practices and retain certifications as required.
All of our contract manufacturing facilities are required to have written quality control standard operating procedures. We require our contract manufacturing facilities to maintain third-party certifications and pass our own quality system and safety audits, and for FDA-regulated products, to comply with the Good Manufacturing Practices of the FDA. Third-party certifications provide an independent and external assessment that a product and/or process complies with applicable safety regulations and standards. In addition, our quality control team conducts reviews of all aspects of our supply chain to ensure that ingredients, finished goods and manufacturing processes meet our strict safety and quality requirements and that all of our ingredients are rigorously tested prior to being used in our products.
We maintain a customer service line and have trained representatives to assist customers. Any call reporting an adverse event relating to our products is addressed by our third-party vendor, SafetyCall, through its own on-site veterinarians. On a quarterly basis, we submit filings in accordance with the EPA specifications reporting any adverse event associated with our flea and tick products.
Marketing and Advertising
Our marketing strategy largely focuses on building awareness and educating pet owners about our various brands and products. To accomplish this goal, we use a combination of television, digital marketing (e.g. search, display ads, email), social media marketing and in-store displays and promotions. Our marketing message highlights the quality and cost-savings our products offer customers such as our proprietary, value-branded flea and tick products that contain the same active ingredients as leading brands at lower prices.
Competition

Products
The pet medication, snack, food and health and wellness industry is highly competitive. We compete on the basis of product quality, product availability, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We face competition from companies that distribute various pet medications to traditional retailers and pet health and wellness products companies such as Elanco (formerly Bayer AG), Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Manna Pro, Nestlé S.A., Spectrum Holdings, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.
Our retail customers compete with veterinarians for the sale of pet Rx and OTC pet medications and other health and wellness products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products during a veterinarian visit. In order to effectively compete with veterinarians, we and retail partners must continue to price competitively and to educate pet owners about the product availability, service and savings offered by purchasing pet medications and other health products in their retail stores or from their websites.

Services
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
Our Trademarks and Other Intellectual Property
We believe that our intellectual property is valuable and has contributed to the success of our business. Our primary trademarks include “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “PurLuv,” “Rocco & Roxie,” and “Minties” all of which are registered with the U.S. Patent and Trademark Office. We also have numerous other trademark registrations and pending applications, in the U.S., Canada, China, Europe, and other countries, for product names that are central to our branding. Our trademarks are assets that reinforce our brand, our sub-brands and consumers perception of our products. The current registrations of these trademarks in the U.S. and foreign countries are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with the goods or services identified in the applicable registrations. In addition to trademark protection, we own numerous URL designations, including www.petarmor.com, www.vetiqpetcare.com, www.vippetcare.com, www.petvet.vippetcare.com, www.vetiq.com, www.advecta.com, www.sentrypetcare.com, www.sergeants.com, www.delightibles.com and www.mintiestreats.com, which are important to the successful implementation of our marketing and advertising strategy. We also own patents and have pending patent applications for products, formulas, ingredient combinations and packaging that we consider important to our business. Including various methods of use, interomone, pheromone compositions and spot-on pesticide compositions. We rely on and carefully protect unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission ("SEC"), and any references to our websites are intended to be inactive textual references only.
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
Under various statutes and regulations, these agencies and authorities, among other things, (i) prescribe the requirements for registration and establish the standards for quality and safety, (ii) regulate our marketing, advertising and sales to consumers and (iii) control the importing and exporting of our products. Some of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States and elsewhere. In particular, certain of our pet products require EPA or FDA approval prior to marketing. To market such a regulated pet product, the regulatory agency must approve a new product, supported by data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication; or, in the case of generic versions of previously approved reference-listed pet products, the regulatory agency, supported by data to demonstrate, among other things, that the proposed generic product has the same active ingredients in the same concentration as the reference-listed product and is bioequivalent to the reference listed product. After approval, manufacturers are required to collect reports of adverse events and submit them on a regular basis to either the EPA or FDA. Some of the approved products we distribute are held by third parties with whom we contract to distribute those products under our own label.
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
Human Capital
We employed approximately 1,933 people as of December 31, 2023, of which 1,890 are employed within the United States. Our workforce is comprised of approximately 58% full time and 42% part time employees. Of our total employees, approximately 1,330 of our employees worked in our Services division. In addition, we regularly contract with veterinarians to provide veterinary services in our mobile community clinics and wellness centers. During the year ending December 31, 2023, we engaged approximately 1,444 veterinarians that were independent contractors.
The animal health industry is highly competitive and PetIQ is a fast growing company. PetIQ’s benefit offerings are designed to meet the evolving needs of a diverse workforce. Attraction and retention of key talent is a focal point for the Company. To support these objectives, our human resources programs are designed to reward and support employees through competitive pay and benefits; support and facilitate internal talent mobility; and evolve and invest in technology, tools, and resources to enable employees at work. Some examples of key programs and initiatives that are focused to attract and retain our workforce include:
•Four core values that serve as the foundation for our business: Customer Focused, Adaptive and Agile, Humble and Hungry, and Results Oriented.
•An annual review process to focus on employee skills and career growth and strengthen supervisor-employee relationships.
•Quarterly town hall meetings to invite dialogue among employees and leaders.
•Free mental and behavioral health resources, including on-demand access to an employee assistance program for employees and their dependents.
•Encouraging and supporting renewal of all professional licenses and professional memberships.
•Total rewards to all employees to include competitive pay, various output related bonus plans in both the Services and Product segments, a 401(k) plan with a four percent Company match, paid time off, parental leave, health, vision and dental insurance, and other ancillary benefits.
Our Corporate Information
Our principal executive offices are located at 230 E. Riverside Drive, Eagle, Idaho 83616. Our telephone number is 208-939-8900. The address of our corporate website is www.petiq.com, and our investor relations website is located at http://ir.petiq.com. The contents of our website are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
Our results of operations may be affected by unfavorable changes in the domestic and global economy on us or our customers and potential customers. The keeping of pets and the purchase of pet-related products and services may constitute discretionary spending for some consumers and any material decline in the amount of consumer discretionary spending may reduce overall levels of pet ownership or spending on pets. Unfavorable economic conditions, including conditions resulting from an economic recession in the United States or other major markets, financial and credit market fluctuations, high levels of inflation and/or interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, lower corporate earnings, reduction in business confidence and activity, global geopolitical conflicts, and terrorist attacks, could cause a decrease in consumer sentiment, adversely impact our retail customers and suppliers and our community clinics and wellness centers, and negatively affect the growth of our business and our results of operations. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage acquisitions, investments or strategic alliances, or the failure to integrate them with our existing business, could have a material adverse effect on us.
From time to time we have considered and anticipate that in the future we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies or products, or enter into strategic alliances, that may enhance our capabilities, expand our manufacturing network, complement our current products or expand the breadth of our markets. Potential and completed acquisitions and investments and other strategic alliances involve numerous risks, including:
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
•potential loss of key employees of acquired businesses; and
•increased legal and accounting expenses.
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
Our largest retail customers in 2023 were Chewy.com and Amazon, which accounted for 28% and 15% respectively, of our net sales. Our largest retail customers in 2022 were Chewy.com and Walmart, which accounted for 25% and 10%, respectively, of our net sales. No other retail customer has accounted for 10% or more of our net sales during these two years. If we were to lose any of our key retail customers, or if any of our key retail customers reduce the amount of their orders, consolidate, reduce their store footprint, experience financial or operational difficulties or generate less traffic, our business, financial condition and results of operations may be materially adversely affected.
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
Our future success depends, in large part, on our ability to implement our growth strategy, including developing and introducing new products, expanding into new markets, attracting new consumers to our brand and sub-brands, improving placement of our products in the stores of our retail customers, and expanding our distribution and online sales through our retail partners. Our ability to implement this growth strategy depends, among other things, on our ability to:
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
We may not continue to grow our Services business.

As of December 31, 2023, we had over 2,600 community clinics and 133 wellness centers. Growth in our Services business will require opening new clinics, both wellness centers and mobile clinics, and operating those on a profitable basis. Our ability to open new clinics is dependent upon a number of factors, many of which are beyond our control, including our ability to:

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

There is no guarantee that we will continue to open wellness centers or community clinics and, if we do so, that we will be profitable. Specifically, during the third quarter of 2023, we implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company closed 149 wellness centers during the year ended December 31, 2023. Restructuring and related charges attributable to the optimization were $13.6 million recorded on the consolidated statements of operations for the twelve months ended December 31, 2023, approximately $11.0 million of depreciation and amortization as well as $0.9 million inventory valuation adjustments. Our ability to improve profitability and achieve the anticipated cost savings from the optimization, as well as our ability to reinvest those cost savings into other areas of our business, is subject to many estimates and assumptions, some of which are beyond our control. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the benefits of the optimization and our business and results of operations could be adversely affected.
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
The pet medication, snack, food and health and wellness industry is highly competitive. We compete on the basis of product quality, product availability, palatability, loyalty and trust, product variety and ingredients, product packaging and design, shelf space, reputation and brand, price point and promotional efforts. We compete directly and indirectly with both manufacturers and distributors of pet medication and health and wellness products and online distributors, as well as with veterinarians. We face competition from companies that distribute various pet medications to traditional retailers and pet health and wellness products companies such as Elanco (formerly Bayer AG), Hartz (Unicharm Corp.), Mars, Inc. (“Mars”), Manna Pro, Nestlé S.A., Spectrum Holdings, Promika LLC, Tevra Brands, and The J.M. Smucker Company, most of which are larger than we are and have greater financial resources. Similarly, we face intense competition from manufacturers who sell pet medications and pet health and wellness products to e-commerce and other retailers and to veterinarians, who compete directly with our retailers to offer consumers pet flea and tick and other pet health and wellness products.
Our retail customers compete with veterinarians for the sale of pet Rx and OTC pet medications and other health and wellness products. Many pet owners may prefer the convenience of purchasing their pet medications or other health products during a veterinarian visit. In order to effectively compete with veterinarians, we and retail partners must continue to price competitively and to educate pet owners about the product availability, service and savings offered by purchasing pet medications and other health products in their retail stores or from their websites.
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

In addition, our historical growth has placed and, if continued, may continue to place significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional staff, and we would likely require more resources to grow and continue to improve our operational, management and financial controls. If we are not able to manage our growth effectively, our business, financial condition and results of operations would be materially adversely affected.
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
The materials used to manufacture our products may be subject to availability constraints and price volatility caused by changes in demand, weather conditions, supply conditions, government regulations, economic climate, disease outbreaks and other factors. In addition, labor costs may be subject to volatility caused by the supply of labor, governmental regulations, economic climate and other factors. Increases in the demand for, availability or the price of, materials used to manufacture our products and increases in labor costs could increase the costs to manufacture our products, result in product delivery delays or shortages, and impact our ability to launch new products on a timely basis or at all. We may not be able to pass all or a material portion of any higher material or labor costs on to our customers, which could materially adversely affect our operating results and financial condition.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, business plans, transactions, and financial information (collectively, sensitive data).

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under the EU GDPR and the UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to foreign data localization requirements or limitations on cross-border data flows.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform portions of their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on our information technology systems to effectively manage our sales and marketing, accounting, financial and legal and compliance functions, engineering and product development tasks, research and development data, communications, supply chain, order entry and fulfillment and other business processes. We also rely on third parties and virtualized infrastructure to operate and support our information technology systems. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
Pandemics or disease outbreaks and any related economic downturn have impacted and in the future may continue to negatively impact our business, financial condition and results of operations.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, have impacted and may continue to impact our business through adversely affected workforces, economies and financial markets globally, leading to a reduction or inability for our customers, partners, suppliers or vendors or other parties with whom we do business to meet their contractual obligations, and for a period of time, a reduction in customer spending on our products and services, and such conditions may reoccur in the future. For example, in our Services segment, we closed or cancelled clinics in 2020 and 2021 in response to COVID-19 and related public health measures and following initial reopening we experienced an elevated level of clinic closures due to labor shortages related to the COVID-19 pandemic.The extent to which pandemics or disease outbreaks in the future will impact our business, financial condition and results of operations in the future will depend on future developments, which are highly uncertain.
Risks Related to Finance and Accounting

We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations under our obligations.

As of December 31, 2023, we had total outstanding indebtedness of approximately $451.8 million consisting of $292.5 million outstanding under a term loan due 2028 (the "Term Loan B"), $143.8 million of outstanding 4.0% convertible senior notes due 2026 (the “Notes”) and $15.6 million in other debt. Additionally, we had an unused credit facility with $125.0 million of availability as of December 31, 2023 the ("ABL"). Our substantial indebtedness may:
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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our current and future debt agreements, including the Notes, the ABL Facility and the Term Loan B restrict our ability to take these actions and we may not be able to affect any such alternative measures on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, holders of our indebtedness can terminate their commitments to loan money, can declare all outstanding principal and interest to be due and payable, and, to the extent such debt is secured, foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition, any downgrade of our debt ratings by any of the major rating agencies, which could result from our financial performance, acquisitions or other factors, would also negatively impact our access to additional debt financing (including leasing) or refinancing on favorable terms, or at all. Even if we are successful in taking any such alternative actions, such actions may not allow us to meet our scheduled debt service obligations and, as a result, our business, financial condition and results of operations may be materially adversely affected.

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

As of December 31, 2023, we had an accumulated deficit of $160.6 million. We expect to continue to incur significant product commercialization and regulatory, sales and marketing, clinic opening, and other expenses. In addition, our selling, general and administrative expenses increased following prior acquisitions to support the larger combined Company and product portfolio. The net income (loss) we earn may fluctuate significantly from quarter to quarter. We will need to generate additional net sales or increased gross margin to attain and sustain profitability, and we cannot be sure that we will achieve or sustain profitability for any substantial period of time. Our failure to achieve or sustain profitability could negatively impact the value of our Class A common stock.

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
Our success depends in part on our ability to protect our intellectual property rights. Our trademarks such as “PetIQ,” “PetArmor,” “VIP Petcare,” “VetIQ PetCare,” “VetIQ,” “Capstar,” “Advecta,” “SENTRY,” “Sergeants,” “PurLuv,” “Rocco & Roxie,” and “Minties” and others are assets that support our brand, sub-brands and consumers’ perception of our products. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our trademarks, trade names, proprietary information, technologies and/or processes. Our non-disclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information, which could harm our competitive position. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our intellectual property rights and trade secrets in foreign countries. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. If we fail to protect our intellectual property, our business, financial condition and results of operations may be materially adversely affected.

We may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.
We have obligations to respect third-party intellectual property. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. From time to time, third parties have asserted intellectual property infringement claims against us, our suppliers, or our retail customers and may continue to do so in the future. Although we believe that our products and manufacturing processes do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions of infringement of other parties, we may from time to time be found to infringe on the proprietary rights. For example, patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent application is published, and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later are issued on these applications, we may be found liable for subsequent infringement. Such claims that our products or processes infringe these rights, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. In part due to the complex technical issues and inherent uncertainties in intellectual property litigation, we cannot predict whether we will prevail in such proceedings. If such proceedings result in an adverse outcome, we could, among other things, be required to:
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

We anticipate that HoldCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of HoldCo, as well as expenses related to our operations.

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

For example, the Inflation Reduction Act of 2022 introduced a 15% alternative minimum tax on the “adjusted financial statement income” of certain large corporations and a 1% excise tax on certain actual and deemed stock repurchases, both of which became effective in 2023. While we do not expect to be an applicable corporation that is subject to the alternative minimum tax as currently enacted, we will be a covered corporation that could be subject to the stock repurchase excise tax.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management & Strategy

PetIQ has implemented and maintains various information security processes and systems designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including confidential information that is proprietary, strategic, or competitive in nature (“Information Systems and Data”).

Our cybersecurity function, led by our Cybersecurity Manager and supported by our Chief Information Officer (“CIO”) and third-party service providers, helps identify, assess, and manage the Company’s cybersecurity threats and risks. This group identifies and assesses cybersecurity threats by monitoring and evaluating our threat environment using various methods including: using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, conducting internal and external cybersecurity audits, engaging third-party threat assessments, conducting vulnerability assessments, leveraging external intelligence feeds, and completing third-party red/blue team exercises and tabletop incident response exercises.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards, practices and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including: incident management processes (for both internal and third-party hosted systems), maintaining certain security certifications, encryption of certain data, network security controls, access controls, physical security, asset management (such as tracking and disposal), systems monitoring, vendor risk management processes, employee training, penetration testing, dedicated cybersecurity staff, and cybersecurity insurance.
We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including threat intelligence service providers, cybersecurity software and managed cybersecurity providers, penetration testing firms, and forensic investigators.

Further, we use third-party service providers to perform a variety of functions throughout our business, such as software-as-a-service providers and data/computing hosting companies. We have a vendor management program that, depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider. This vendor management program includes a security questionnaire, reviews of security assessments, and vulnerability scans related to the vendor, as well as the imposition of contractual obligations related to cybersecurity.

At PetIQ, cybersecurity is an overall company risk that is managed as a part of the Enterprise Risk Management Program which is updated and reviewed quarterly and is overseen by both senior management and the Board of Directors. For a description of the risks from cybersecurity threats that may materially affect PetIQ and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

PetIQ’s Board of Directors is responsible for overseeing the Company’s cybersecurity risks and threats. Specifically, the Audit Committee of the Board of Directors reviews the Company’s cybersecurity status, risks, and threats periodically. Additionally, as needed, individual board members may reach out to Company management directly with cybersecurity questions or clarifications.

PetIQ has implemented cybersecurity processes and procedures in coordination with cybersecurity risk mitigation tools and services designed to help prevent, detect, and eradicate cybersecurity incidents. The CIO, who has more than 30 years of IT experience, has overall accountability for cybersecurity. The Cybersecurity Manager reports to the CIO. The Cybersecurity manager, who has overall responsibility for assessing and managing cybersecurity risk as well as managing and monitoring the cybersecurity technology stack, has more than 20 years of IT experience and is an ANSI/EC-Council certified CISO.

PetIQ’s cybersecurity incident management processes include processes to assess the impact of an incident for reporting purposes, as well as escalation procedures for incidents (based on severity, risk, and impact) that can flow communications and decisions up through the CIO, Executive/Senior Leadership, and the Audit Committee of the Board of Directors as needed.

Item 2 - Properties
The following table sets forth the location, size, use and lease expiration date of our material properties as of December 31, 2023.

LOCATION	APPROXIMATE SIZE	PRINCIPAL USE(S)	LEASE EXPIRATION DATE
Daytona Beach, Florida	142,900 square feet	Manufacturing and distribution warehouse; office	November 30, 2025
Springville, Utah	242,000 square feet	Manufacturing and distribution warehouse; office	January 31, 2029
Omaha, Nebraska	131,150 square feet	Manufacturing; office	Owned
Omaha, Nebraska	349,680 square feet	Distribution warehouse	September 30, 2026
Eagle, Idaho	65,000 square feet	Corporate Headquarters	Owned
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
As of February 21, 2024, there were approximately 10 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The holders of our Class B common stock also hold LLC interests in HoldCo. There is no public market for these interests. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers, and other financial institutions.
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
Stock Repurchase Program
On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. The Company did not purchase any shares during the year ended December 31, 2023. As of December 31, 2023, $26.1 million in aggregate dollar value of shares remained available for purchase under the stock repurchase program.

Stock Performance Graph
The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless and only to the extent that, the Company specifically incorporates it by reference.
The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (the “NASDAQ Composite”) and (ii) the Russell 2000 Index (the “Russell 2000”) for the period from December 31, 2018 through December 31, 2023. The figures represented below assume an investment of $100 in our common stock on December 31, 2018 and in the NASDAQ Composite and the Russell 2000 on the same date. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Among PetIQ Inc., the NASDAQ Composite, and the Russell 2000 Index
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
PetIQ
Nasdaq
Russell 2000

Date	PetIQ	NASDAQ Composite	Russell 2000
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	106.73	135.23	123.72
December 31, 2020	163.83	194.24	146.44
December 31, 2021	96.76	235.78	166.50
December 31, 2022	39.28	157.74	130.60
December 31, 2023	84.15	226.24	150.31
Item 6 – [Reserved]

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons of 2023 to 2022. Discussions of 2021 items and year-to-year comparisons of 2022 and 2021 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Business Overview

PetIQ is a leading pet medication, product and wellness company delivering a smarter way for pet parents to help pets live their best lives through convenient access to affordable health and wellness products and veterinary services. We have two reporting segments: (i) Products; and (ii) Services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

Our Products segment consists of our product manufacturing and distribution business through which we manufacture and distribute pet medication and health and wellness products to major U.S. retail and e-commerce channels through more than 60,000 points of distribution. We focus our offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications and wellness products. Our Products segment is further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah.
Our Services segment consists of veterinary services, and related product sales, provided by the Company directly to consumers. Our national veterinarian service platform operates at over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states providing cost effective and convenient veterinary wellness services. We offer diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks.
During the year ended December 31, 2023, we implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 149 wellness centers during the year ended December 31, 2023 and finished the year with 133 wellness centers. Restructuring and related charges attributable to the optimization were $13.6 million recorded on the consolidated statements of operations for the year ended December 31, 2023. These charges include approximately $11.0 million of depreciation and amortization as well as $0.9 million inventory valuation adjustments, and variable lease expenses, severance and other termination costs of approximately $2.6 million. For additional information about the restructuring, see "Note 15 - Restructuring" to our condensed consolidated financial statements included herein.
On January 13, 2023, the Company completed the acquisition of all of the membership units of Rocco and Roxie Supply Co, LLC ("R&R"), after which R&R became a wholly owned and consolidated subsidiary of the Company. The acquisition expands the Company's product portfolio to include stain and odor products, jerky treats and behavioral products as well as expands sales channels in e-commerce.
PetIQ, Inc. is the managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through HoldCo, operate and control all the business and affairs of Opco.
Macroeconomic Trends

We, like other businesses, face challenges related to global economic conditions, the economic downturns and high inflation. Growth in the companion animal sectors is driven by overall economic development and related growth. In the past, certain of our customers and suppliers have been affected directly by economic downturns and inflation, which decreased the demand for our products and services.

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
Restructuring
During the year ended December 31, 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined we would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. Restructuring charges totaled $13.6 million for the year ended 2023 and had no comparable event in 2022.
Impairment and other asset charges
During the year ended December 31, 2023, the Company committed to a plan to sell its foreign subsidiary, Mark & Chappell, and initiated the required actions to complete such a sale. In connection with the expected sale of the business and classification of related assets and liabilities as held for sale, we recorded a non-cash asset charge of $7.7 million for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded an impairment charge of $47.3 million related to the write-down of the full goodwill balance of the Services segment.
Net income (loss)
Our net income (loss) for future periods may be affected by the various factors described above. In addition, our historical results are impacted by Opco’s status as a pass-through entity for U.S. federal income tax purposes and our ownership percentage of HoldCo. Our financials include a valuation allowance which effectively removed our deferred tax assets based on the likelihood of realization. Improved profitability could result in reversal of the valuation allowance, resulting in significant swings in net income (loss). Our tax expense is impacted by our structure and, as a result, we expect our tax expense to fluctuate on a quarterly basis depending on the number of exchanges of LLC interests that occur during each period
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

Results of Operations
The following table sets forth our consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year Ended December 31,		% of Net Sales for the Years ended December 31,
$'s in 000's	2023	2022	2023	2022
Product sales	$968,151	$800,305	87.9%	86.8%
Services revenue	133,812	121,208	12.1%	13.2%
Total net sales	1,101,963	921,513	100.0%	100.0%
Cost of products sold	732,422	606,548	66.5%	65.8%
Cost of services	116,801	105,302	10.6%	11.4%
Total cost of sales	849,223	711,850	77.1%	77.2%
Gross profit	252,740	209,663	22.9%	22.8%
Operating expenses
Selling, general and administrative expenses	196,236	182,561	17.8%	19.8%
Restructuring	11,751	—	1.1%	—%
Impairment and other asset charges	7,680	47,264	0.7%	5.1%
Operating income (loss)	37,073	(20,162)	3.4%	(2.2)%
Interest expense, net	34,547	27,374	3.1%	3.0%
Other expense (income), net	160	(130)	—%	—%
Total other expense, net	34,707	27,244	3.1%	3.0%
Pretax net income (loss)	2,366	(47,406)	0.2%	(5.1)%
Income tax benefit (expense)	173	(1,214)	—%	(0.1)%
Net income (loss)	$2,539	$(48,620)	0.2%	(5.3)%
Year Ended December 31, 2023 Compared With Year Ended December 31, 2022
Net sales
Consolidated Net Sales
Consolidated net sales increased approximately $180.5 million, or 19.6%, to $1,102.0 million for the year ended December 31, 2023, compared to $921.5 million for the year ended December 31, 2022. Net sales growth of $167.9 million within the Products segment was driven by broad strength across most product categories on strong consumer demand, including distributed flea and tick, prescription medication, and manufacturing categories, as well as sales from the acquisition of R&R, which occurred in January 2023. The Services segment revenues grew by $12.6 million driven by increased average dollar per clinic and average dollar per pet served.
Products Segment
Product sales increased approximately $167.9 million, or 21.0%, to $968.2 million for the year ended December 31, 2023, compared to $800.3 million for the year ended December 31, 2022. The increase was driven by manufactured products which grew by 28% driven by broad strength across most categories as well as growth in distributed products of 20%.
Services Segment
Service revenue increased approximately $12.6 million, or 10.4%, from $121.2 million to $133.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increased service revenue was driven by operational improvements which drove increases in clinic counts, average dollar per clinic, and average dollar per pet served.

Gross profit
Gross profit increased by approximately $43.0 million, or 20.5%, to $252.7 million for the year ended December 31, 2023, compared to $209.7 million for the year ended December 31, 2022. This increase is driven by the Products segment gross profit increasing by $42.0 million due to net sales growth.
Gross margin was up slightly at 22.9% for the year ended December 31, 2023, compared to 22.8% for the year ended December 31, 2022. The increased margin was primarily due to operational efficiencies and a favorable product mix offset by incremental costs from wellness centers closed as a part of service segment optimization.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased approximately $13.6 million, or 7.5%, to $196.2 million for the year ended December 31, 2023, compared to $182.6 million for the year ended December 31, 2022. This increase was primarily driven by the following:
•$10.4 million increase in a variety of marketing and advertising expenses,
•$4.0 million increase in variable selling expenses,
•$2.0 million increase in compensation costs,
•$1.7 million amortization expenses related to termination of an in process research and development agreement.
•Partially offset by $3.9 million decrease in legal expenses.
As a percentage of net sales, SG&A decreased from 19.8% for the year ended December 31, 2022 to 17.8% for the year ended December 31, 2023, this decrease was driven by operational efficiencies.

Products Segment
Products segment SG&A increased approximately $19.2 million, or 13.5%, to $161.6 million for the year ended December 31, 2023, compared to $142.4 million for the year ended December 31, 2022. This increase was driven by variable selling expenses on higher sales, professional services, amortization expenses related to termination of an in process research and development agreement, and increased marketing spend to support our branded portfolio, partially offset by decreased licensing fees.
Services Segment
Services segment SG&A decreased approximately $5.5 million, or 13.8%, to $34.6 million for the year ended December 31, 2023, compared to $40.1 million for the year ended December 31, 2022. This decrease was primarily driven by operational improvements, reduced marketing expenditures, and legal expenses incurred in the prior year for which there was no comparable event in 2023.
Restructuring
During the year ended December 31, 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers. As a result of the optimization, the Company identified and closed 149 underperforming wellness centers during the year ended December 31, 2023. Restructuring totaled $11.8 million plus an additional $1.8 million included in cost of services equating to a total restructuring charge of $13.6 million and had no comparable event for the year ended December 31, 2022.
Impairment and other asset charges
During the year ended December 31, 2023, the Company committed to a plan to sell its foreign subsidiary, Mark & Chappell, and initiated the required actions to complete such a sale. In connection with the expected sale of the business and classification of related assets and liabilities as held for sale, we recorded a non-cash asset charge of $7.7 million for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded an impairment charge of $47.3 million related to the write-down of the full goodwill balance of the Services segment.
Interest expense, net
Interest expense, net, increased $7.1 million, to $34.5 million for the year ended December 31, 2023, compared to $27.4 million for the year ended December 31, 2022. This increase was driven by the higher rates on the Company's variable rate debt due to rising interest rates, partially offset by interest earned on the Company's cash and cash equivalents.
Pre-tax net income (loss)
As a result of the factors described above for the year ended December 31, 2023, pre-tax net income (loss) increased $49.8 million to a pre-tax net income of $2.4 million for the year ended December 31, 2023 compared to a pre-tax net loss of $47.4 million for the year ended December 31, 2022.
Tax benefit (expense)
The Company owns approximately 99.2% of HoldCo with the LLC Interests not held by the Company considered non-controlling interest. HoldCo is treated as a partnership for income tax reporting. HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.
Income tax benefit (expense) totaled (7.3%) and (2.6%) of pre-tax net income (loss) for the years ended December 31, 2023 and 2022, respectively. Our tax rate is affected primarily by share-based compensation, return to provision adjustments, change in investments held for sale, changes in the valuation allowance, and state and local taxes during the year ended December 31, 2023. It is also affected by discrete items that may occur in any given year, which are not consistent from year to year.
Consolidated Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. We calculate EBITDA as net income (loss) adjusted for income tax expense, depreciation, amortization, goodwill impairment, and interest expense, net. We calculate Adjusted EBITDA as EBITDA adjusted for acquisition costs, stock-based compensation expense, integration and business transformation, restructuring costs, litigation expenses, and other one-time transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management in evaluating the Company's performance and the effectiveness of our business strategies. The Company presents EBITDA because it is a necessary component for computing Adjusted EBITDA.
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
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Year Ended December 31,
$'s in 000's	2023	2022
Net income (loss)	$2,539	$(48,620)
Plus:
Tax (benefit) expense	(173)	1,214
Depreciation(1)	24,773	14,520
Amortization	19,797	18,079
Impairment and other asset charges(2)	7,680	47,264
Interest expense, net	34,547	27,374
EBITDA	$89,163	$59,831
Acquisition costs(3)	1,164	1,464
Stock based compensation expense	9,468	11,363
Integration and business transformation costs(4)	2,316	1,171
Litigation expenses	31	3,862
Restructuring(5)	2,564	—
Adjusted EBITDA	$104,706	$77,691
(1) Depreciation includes $11.0 million of accelerated depreciation recognized during the year ended December 31, 2023, associated with Services segment optimization.

(2) Impairment and other asset charges includes asset charges associated with the Company committing to a plan to sell its foreign subsidiary, Mark & Chappell during the year ended December 31, 2023. For the year ended December 31, 2022, impairment and other asset charges includes write-down of the full goodwill balance of the Services segment.

(3) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.

(4) Integration and business transformation costs, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT and ERP implementation costs.

(5) Restructuring consists of variable lease expenses, inventory reserves, lease termination costs, severance, and other miscellaneous costs.

Financial Condition, Liquidity, and Capital Resources
Historically, our primary sources of liquidity have been cash flow from operations, borrowings, and equity contributions. As of December 31, 2023 and December 31, 2022, our cash and cash equivalents were $116.4 million and $101.3 million, respectively. As of December 31, 2023, we had an unused revolving credit facility with availability of $125.0 million,

$292.5 million outstanding under a term loan, $143.8 million of outstanding 4.0% Convertible Senior Notes due 2026 (the “Notes”), and $15.6 million in other debt. The debt agreements bear interest at rates between 4.00% and 10.17%.
Our primary cash needs are for working capital and to support our growth plans, which may include acquisitions. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth. Our primary working capital requirements are to fund inventory and accounts receivable to support sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand, which is typically higher in the first half of the year. As the flea and tick season ends in the second half of the year and retailers reduce inventory, working capital typically decreases. As of December 31, 2023 and December 31, 2022, we had working capital (current assets less current liabilities) of $241.3 million and $220.6 million, respectively. The Company has not historically made significant non-contractual debt pay downs, but may choose to do so in the future as part of its capital allocation strategy.
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
Cash Flows
Cash provided by Operating Activities

Net cash provided by operating activities was $61.9 million for the year ended December 31, 2023, compared to $48.0 million for the year ended December 31, 2022. The change in operating cash flows is primarily attributed to $51.2 million increase in profitability offset by decreases in non-cash items of $33.4 million primarily due to $1.9 million decreased stock compensation in 2023 and goodwill impairment of $47.3 million which occurred in 2022 partially offset by accelerated depreciation and amortization in 2023 of $11.0 million incurred as a part of the service segment optimization and asset charges of $7.7 million in 2023. Additionally, there was a $3.9 million decrease in cash provided by working capital due to timing.
Cash used in Investing Activities
Net cash used in investing activities was $36.8 million for the year ended December 31, 2023, compared to $12.0 million for the year ended December 31, 2022. The increase in net cash used in investing activities was primarily the result of $27.6 million of the cash utilized in the acquisition of R&R partially offset by lower purchases of fixed assets.
Cash used in Financing Activities
Net cash used in financing activities was $10.2 million for the year ended December 31, 2023, compared to $13.7 million in net cash used in financing activities for the year ended December 31, 2022. The change in cash used in financing activities is primarily driven by $3.9 million stock repurchase made in the prior year period with no comparable events in the current period.
Description of Indebtedness
Senior Secured Asset-Based Revolving Credit Facility – ABL
On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or LIBOR at the option of the Company. On February 3, 2023, Opco entered into the First Amendment Agreement to the ABL Facility to replace the interest rate benchmark from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The rate at December 31, 2023 was 5.92%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.
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
Senior Secured Term Loan Facility – Term Loan B
On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or LIBOR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of LIBOR loans. LIBOR rates are subject to a 0.50% floor. The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on April 13, 2028. On May 25, 2023, the Term Loan B was amended to replace the interest rate benchmark from the Adjusted Eurodollar Rate to SOFR. The interest rate at December 31, 2023 was 10.17%.
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
The Company’s Term Loan B allows for certain incremental transactions such as additional borrowings, making restricted payments, or making acquisitions, as long as the Company’s net leverage ratio is within pre-established ranges that vary depending on the proposed incremental transaction. The Company’s net leverage ratio as defined in the Term Loan B as of December 31, 2023 was 2.9x.
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
The fair value of the Notes was $146.1 million as of December 31, 2023. The estimated fair value of the Notes is based on market rates at the closing trading price of the Convertible Notes as of December 31, 2023 and is classified as Level 2 in the fair value hierarchy.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2023:

	Payment Due by Period
$'s in 000's	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt	$451,814	$7,400	$151,914	$284,700	$7,800
Interest on debt	169,339	37,157	72,514	59,086	582
Operating lease obligations	23,533	8,468	10,159	4,729	177
Finance lease obligations	1,849	1,288	458	103	—
Product purchase obligations	74,432	72,534	1,898	—	—
Total contractual obligations	$720,967	$126,847	$236,943	$348,618	$8,559
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
During the third quarter of 2022, the Company's market capitalization declined significantly, driven by rising interest rates and macroeconomic conditions. Additionally, the Company slowed its expansion plans for the Services reporting unit. Based on these events, the Company concluded that an indicator of impairment existed for the Services reporting unit related to goodwill. As a result of the Company's impairment test, the Company determined that the fair value of the Services reporting unit was less than it's carrying value resulting in a non-cash goodwill impairment charge of $47.3 million, representing all of the goodwill in the Services reporting unit, during the year ended December 31, 2022. The associated market capitalization reconciliation indicated that increasing the weighted average cost of capital used in the analysis of the Products reporting could indicate impairment to that reporting unit. Subsequent to the quantitative assessment performed in prior year for the products segment, the Company's stock price and market capitalization has increased significantly. We performed a qualitative assessment in the current year, noting no indicators of impairment. No impairment was recognized for the years ended December 31, 2023 and 2021, respectively. For further discussion and details relating to the Company’s goodwill balances refer to Note 4 – Intangible Assets and Goodwill in the notes to our audited consolidated financial statements of this Annual Report.
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
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In the event that it is determined that an asset is not more likely than not to be realized, a valuation allowance is recorded against the asset. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the unrealizable amount would be charged to earnings in the period in which that determination is made. Conversely, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net carrying amounts, it would decrease the recorded valuation allowance through a favorable adjustment to earnings in the period that the determination was made. The Company has assessed the realizability of the net deferred tax assets as of December 31, 2023 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets will not be realized and has recorded a valuation allowance.
Based on our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that all or a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
Item 7A – Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL Facility and Term Loan B are variable rate debt. Interest rate changes generally do not affect the market value of our credit agreement but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of December 31, 2023, we had variable rate debt of approximately $292.5 million under our ABL Facility and Term Loan B. An increase of 1% would have increased our interest expense for the year ended December 31, 2023 by approximately $2.9 million.

Item 8 – Financial Statements and Supplementary Data

KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PetIQ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PetIQ, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the assessment of the realizability of deferred tax assets

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company has assessed the realizability of the deferred tax assets as of December 31, 2023, and has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets will not be realized. The Company has recorded a valuation allowance for these deferred tax assets of $112.2 million as of December 31, 2023.

We identified the evaluation of the realizability of the US deferred tax assets as a critical audit matter. Subjective auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the key evidence, including the amount of, adjustments to, and timing of cumulative losses in recent years, recent period pretax income trends, and expected increases in future taxable income from restructuring activities as it relates to the Company’s determination of whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Changes in the estimated impact of key evidence on future earnings potential could have a significant impact on the realization of the Company’s deferred tax assets and the amount of the valuation allowance.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of the realizability of the US deferred tax assets. This included controls related to the evaluation of the key evidence. We evaluated the amount of, adjustments to, and timing of cumulative losses in recent years by assessing the appropriateness of adjustments to historical amounts as well as the weight given to the key evidence in the context of the applicable accounting standards. We evaluated recent period pretax income trends and expected increases in future taxable income from restructuring activities by performing sensitivity analyses over these pieces of evidence to determine the potential impact they could have on the realizability of the US deferred tax assets. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s assessment of realizability of the US deferred tax assets and the resulting valuation allowance by assessing the appropriateness of management's evaluation of the impact of the key evidence on the realizability of the US deferred tax assets in the context of the applicable accounting standards.
We have served as the Company’s auditor since 2014.
Boise, Idaho
February 29, 2024

PetIQ, Inc. Consolidated Balance Sheets (In 000’s except for per share amounts)

	December 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$116,369	$101,265
Accounts receivable, net	142,511	118,004
Inventories	159,309	142,605
Other current assets	12,645	8,238
Total current assets	430,834	370,112
Property, plant and equipment, net	57,097	73,395
Operating lease right of use assets	19,079	18,231
Other non-current assets	2,083	1,373
Intangible assets, net	159,729	172,479
Goodwill	199,404	183,306
Total assets	$868,226	$818,896
Liabilities and equity
Current liabilities
Accounts payable	$139,264	$112,995
Accrued wages payable	16,734	11,512
Accrued interest payable	6,636	1,912
Other accrued expenses	10,692	7,725
Current portion of operating leases	7,608	6,595
Current portion of long-term debt and finance leases	8,595	8,751
Total current liabilities	189,529	149,490
Operating leases, less current installments	13,763	12,405
Long-term debt, less current installments	437,820	443,276
Finance leases, less current installments	516	907
Other non-current liabilities	3,600	1,025
Total non-current liabilities	455,699	457,613
Equity
Additional paid-in capital	387,349	378,709
Class A common stock, par value $0.001, 125,000 shares authorized; 29,570 and 29,348 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 231 and 252 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 and 373 shares, respectively	(3,857)	(3,857)
Accumulated deficit	(160,602)	(162,733)
Accumulated other comprehensive loss	(1,706)	(2,224)
Total stockholders' equity	221,213	209,924
Non-controlling interest	1,785	1,869
Total equity	222,998	211,793
Total liabilities and equity	$868,226	$818,896
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Operations (In 000’s except for per share amounts)

	Year Ended December 31,
	2023	2022	2021
Product sales	$968,151	$800,305	$825,395
Services revenue	133,812	121,208	107,133
Total net sales	1,101,963	921,513	932,528
Cost of products sold	732,422	606,548	646,402
Cost of services	116,801	105,302	99,733
Total cost of sales	849,223	711,850	746,135
Gross profit	252,740	209,663	186,393
Operating expenses
Selling, general and administrative expenses	196,236	182,561	170,521
Restructuring	11,751	—	—
Impairment and other asset charges	7,680	47,264	—
Operating income (loss)	37,073	(20,162)	15,872
Interest expense, net	34,547	27,374	24,696
Loss on debt extinguishment	—	—	5,453
Other expense (income), net	160	(130)	(1,763)
Total other expense, net	34,707	27,244	28,386
Pretax net income (loss)	2,366	(47,406)	(12,514)
Income tax benefit (expense)	173	(1,214)	(3,869)
Net income (loss)	2,539	(48,620)	(16,383)
Net income (loss) attributable to non-controlling interest	408	(412)	(416)
Net income (loss) attributable to PetIQ, Inc.	$2,131	$(48,208)	$(15,967)

Net income (loss) per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.07	$(1.65)	$(0.57)
Diluted	$0.07	$(1.65)	$(0.57)
Weighted Average shares of Class A common stock outstanding
Basic	29,135	29,159	28,242
Diluted	29,530	29,159	28,242
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Comprehensive Income (Loss) ($’s in 000’s)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$2,539	$(48,620)	$(16,383)
Foreign currency translation adjustment	522	(1,553)	(65)
Comprehensive income (loss)	3,061	(50,173)	(16,448)
Comprehensive income (loss) attributable to non-controlling interest	412	(425)	(417)
Comprehensive income (loss) attributable to PetIQ, Inc.	$2,649	$(49,748)	$(16,031)
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Cash Flows ($’s in 000’s)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$2,539	$(48,620)	$(16,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of intangible assets and loan fees	44,498	35,468	39,300
Loss on debt extinguishment	—	—	5,453
Loss (gain) on disposition of property, plant, and equipment	8	438	(1,183)
Stock based compensation expense	9,468	11,363	9,428
Deferred tax adjustment	(172)	599	3,487
Impairment and other asset charges	7,680	47,264	—
Other non-cash activity	(85)	(385)	233
Changes in assets and liabilities, net of business acquisition
Accounts receivable	(24,457)	(4,137)	(11,197)
Inventories	(16,041)	(46,297)	1,283
Other assets	(4)	1,093	(1,380)
Accounts payable	25,950	58,546	(12,131)
Accrued wages payable	5,342	(1,225)	2,194
Other accrued expenses	7,161	(6,083)	4,663
Net cash provided by operating activities	61,887	48,024	23,767
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	—	—	5,132
Purchase of property, plant, and equipment	(9,145)	(11,973)	(31,270)
Business acquisitions (net of cash acquired)	(27,634)	—	—
Net cash used in investing activities	(36,779)	(11,973)	(26,138)
Cash flows from financing activities
Proceeds from issuance of long-term debt	35,000	59,000	642,568
Principal payments on long-term debt	(42,600)	(66,600)	(597,071)
Tax distributions to LLC Owners	(165)	—	(70)
Principal payments on finance lease obligations	(1,494)	(1,493)	(1,926)
Payment of deferred financing fees and debt discount	—	—	(7,656)
Tax withholding payments on Restricted Stock Units	(984)	(875)	(937)
Stock repurchase	—	(3,857)	—
Exercise of options to purchase Class A common stock	54	115	13,426
Net cash (used in) provided by financing activities	(10,189)	(13,710)	48,334
Net change in cash and cash equivalents	14,919	22,341	45,963
Effect of exchange rate changes on cash and cash equivalents	185	(482)	(13)
Cash and cash equivalents, beginning of period	101,265	79,406	33,456
Cash and cash equivalents, end of period	$116,369	$101,265	$79,406
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Cash Flows ($’s in 000’s)

	Year Ended December 31,
Supplemental cash flow information	2023	2022	2021
Interest paid, net	$27,194	$26,404	$19,189
Net change in property, plant, and equipment acquired through accounts payable	89	509	735
Finance lease additions	775	59	1,191
Net change of deferred tax asset from step-up in basis	—	—	3,348
Income taxes paid, net of refunds	558	359	418
Net change in accrued tax distribution	299	—	7
See accompanying notes to the consolidated financial statements.

PetIQ, Inc. Consolidated Statements of Stockholders’ Equity (In 000’s)

	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2021	$(98,558)	$(686)	25,711	$26	—	$—	3,040	$3	$319,642	$25,983	$246,410
Exchange of LLC Interests held by LLC Owners	—	66	2,768	3	—	—	(2,768)	(3)	23,531	(23,597)	—
Net increase in deferred tax asset from LLC Interest transactions	—	—	—	—	—	—	—	—	3,235	113	3,348
Accrued tax distributions	—	—	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss	—	(64)	—	—	—	—	—	—	—	(1)	(65)
Stock based compensation expense	—	—	—	—	—	—	—	—	9,109	319	9,428
Exercise of options to purchase common stock	—	—	583	—	—	—	—	—	13,426	—	13,426
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	77	—	—	—	—	—	(937)	—	(937)
Net loss	(15,967)	—	—	—	—	—	—	—	—	(416)	(16,383)
Balance - December 31, 2021	$(114,525)	$(684)	29,139	$29	—	$—	272	$—	$368,006	$2,394	$255,220
Exchange of LLC Interests held by LLC Owners	—	—	20	—	—	—	(20)	—	199	(199)	—
Other comprehensive loss	—	(1,540)	—	—	—	—	—	—	—	(13)	(1,553)
Treasury stock purchased	—	—	—	—	373	(3,857)	—	—	—	—	(3,857)
Stock based compensation expense	—	—	—	—	—	—	—	—	11,264	99	11,363
Exercise of options to purchase common stock	—	—	2	—	—	—	—	—	115	—	115
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	187	—	—	—	—	—	(875)	—	(875)
Net loss	(48,208)	—	—	—	—	—	—	—	—	(412)	(48,620)
Balance - December 31, 2022	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Exchange of LLC Interests held by LLC Owners	—	—	21	—	—	—	(21)	—	180	(180)	—
Accrued tax distributions	—	—	—	—	—	—	—	—	—	(394)	(394)
Other comprehensive income	—	518	—	—	—	—	—	—	—	4	522
Stock based compensation expense	—	—	—	—	—	—	—	—	9,390	78	9,468
Exercise of options to purchase common stock	—	—	3	—	—	—	—	—	54	—	54
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	198	—	—	—	—	—	(984)	—	(984)
Net income	2,131	—	—	—	—	—	—	—	—	408	2,539
Balance - December 31, 2023	$(160,602)	$(1,706)	29,570	$29	373	$(3,857)	231	$—	$387,349	$1,785	$222,998
Note that certain figures shown in the table above may not recalculate due to rounding.
See accompanying notes to the consolidated financial statements.

Notes to the consolidated financial statements
Note 1 – Principal Business Activity and Significant Accounting Policies
Principal Business Activity and Principals of Consolidation

PetIQ is a leading pet medication, product and wellness company delivering a smarter way for pet parents to help pets live their best lives through convenient access to affordable health and wellness products and veterinary services. We have two reporting segments: (i) Products; and (ii) Services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

Our Products segment consists of our product manufacturing and distribution business through which we manufacture and distribute pet medication and health and wellness products to major U.S. retail and e-commerce channels through more than 60,000 points of distribution. We focus our offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications and wellness products. Our Products segment is further supported by our world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah.
Our Services segment consists of veterinary services, and related product sales, provided by the Company directly to consumers. Our national veterinarian service platform operates at over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states providing cost effective and convenient veterinary wellness services. We offer diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks.
PetIQ is the managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through HoldCo, operate and control all the business and affairs of Opco. PetIQ and HoldCo are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in Opco.
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
Other receivables consists of various receivables due from vendors, banking institutions, employees, and government agencies.
Accounts receivable, net consists of the following as of:

$'s in 000's	December 31, 2023	December 31, 2022
Trade receivables	$126,835	$104,612
Other receivables	15,821	13,790
	142,656	118,402
Less: Allowance for doubtful accounts	(145)	(398)
Total accounts receivable, net	$142,511	$118,004
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

$'s in 000's	December 31, 2023	December 31, 2022
Raw materials	$16,055	$17,464
Work in progress	2,591	2,234
Finished goods	140,663	122,907
Total inventories	$159,309	$142,605
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost. Expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charge was recorded for the years ended December 31, 2023, 2022 and 2021.

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
As a result of the Company's annual impairment test, no impairment charges were recorded for the years ended December 31, 2023 and 2021, respectively. However, during the year ended December 31, 2022 the Company determined that the fair value of the Services reporting unit was less than it's carrying value, resulting in a non-cash goodwill impairment charge of $47.3 million.
Indefinite-lived intangible assets are tested for impairment utilizing either a qualitative assessment or a quantitative analysis. For a qualitative assessment, the Company identifies and considers relevant key factors, events, and circumstances to determine whether it is necessary to perform a quantitative impairment test. The key factors considered include macroeconomic, industry, and market conditions, as well as the asset's actual and forecasted results. For the quantitative impairment tests, the Company compares the carrying amounts to the current fair market values. Intangible assets with definite lives are amortized over their estimated useful lives to reflect the pattern over which the economic benefits of the intangible assets are consumed. Definite-lived intangible assets are also evaluated for impairment when impairment indicators are present. No impairment was recorded as a result of this test or was recorded for the years ended December 31, 2023, 2022, and 2021.

Assets and Liabilities Held for Sale
During the fourth quarter of 2023, the Company committed to a plan to sell its foreign subsidiary within the Products segment, Mark & Chappell ("M&C"), and initiated the required actions to complete such a sale. Based on the applicable requirements, the Company concluded that the M&C business met the held for sale criteria as of December 31, 2023. As such, the assets and liabilities of M&C are classified as held for sale and presented as $4.2 million of assets within Other current assets and $1.2 million of liabilities within Other accrued expenses in our Consolidated Balance Sheets as of December 31, 2023. In connection with the expected sale of the business and classification of related assets and liabilities as held for sale, we recorded asset charges of $7.7 million during the year ended December 31, 2023, which is included on our Consolidated Statements of Operations within Impairment and other asset charges. We expect the sale of Mark & Chappell will close during the first quarter of 2024.

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
Revenue for services is recognized over time as the service is delivered, typically over a single day. Payment is typically rendered at the time of service. Customer contracts generally do not include more than one performance obligation. When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The standalone selling price for each distinct good is generally determined by directly observable data. The Company began offering subscription based veterinary service plans to customers of the Services segment in 2021; however, total activity during the years ended December 31, 2023, 2022, and 2021 was immaterial.
The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2023 and 2022.
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
The Company does not grant a general right of return. However, customers may return defective or non-conforming products. Additionally, customers from time to time will negotiate certain return provisions to facilitate seasonal retail inventory changes or to reset placement within stores. Customer remedies may include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction in revenue. This return estimate is reviewed and updated each period and is based on historical sales and return experience.
Contract balances
Contract asset and liability balances as of December 31, 2023 and 2022 are immaterial. The Company does not have significant deferred revenue or unbilled receivable balances.
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
Research and Development and Advertising Costs
Research and development and advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development costs amounted to $1.1 million, $2.1 million, and $8.0 million and advertising costs were $45.6 million, $20.1 million, and $16.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Collaboration Agreements
Through the Perrigo Animal Health Acquisition, we entered into a product development and asset purchase agreement with a third party for certain product formulations in development by the third party. During the year ended December 31, 2021, the Company opted out of the arrangement for two of the product formulations, and during the year ended December 31, 2023 the Company opted out of the final project. Product development costs were expensed as incurred or as milestone payments become probable, and the Company wrote off the remaining intangible asset upon abandonment of the project. All expenses are included in selling, general and administrative expenses on the consolidated statements of operations. The Company accrued $2.0 million in research and development expense within accounts payable in the consolidated balance sheets related to the agreement as a milestone was determined to be probable during the year ended December 31, 2021.

The amount was paid during the year ended December 31, 2022. There was $1.7 million of expenses incurred upon abandonment of the project for the period ended December 31, 2023 and no expenses incurred under the agreement for the period ended December 31, 2022. See Note 4 for more information.
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
Interest Expense, net
Interest expense, net, is comprised primarily of interest expense related to (i) our debt agreements, (ii) unused line fees, (iii) amortization of deferred loan fees and discounts, (iv) finance lease obligations and the mortgage note outstanding, offset by interest income earned on our demand deposits and other assets. Interest expense was $38.3 million, $28.2 million, and $24.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, offset by $3.7 million, $0.8 million, and $0.0 million of interest income, respectively.
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

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to PetIQ, Inc. by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to PetIQ, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on income (loss) per share. See Note 8 for further discussion.
Recently Issued Accounting Pronouncements / Adopted Accounting Standard Updates
From time to time, the Financial Accounting Standards Board or other standards setting bodies issue new accounting pronouncements. Updates to the Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”)
In November of 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.

Note 2 – Business Combination
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
Goodwill represents the future economic benefits that do not qualify for separate recognition and primarily includes the assembled workforce and other non-contractual relationships, as well as expected future synergies. Approximately $19.4 million of the $20.6 million of Goodwill will not be tax deductible, and the remaining balance is expected to be deductible for tax purposes. Goodwill was allocated to the Products segment. Transaction costs of $0.5 million were incurred and are recorded in Selling, General, and Administrative costs on the consolidated statement of operations.
Note 3 – Property, Plant, and Equipment
Property, plant, and equipment consists of the following at:

$'s in 000's	December 31, 2023	December 31, 2022
Leasehold improvements	$18,379	$27,694
Equipment	26,892	27,187
Vehicles and accessories	5,592	6,771
Computer equipment and software	21,256	17,501
Buildings	22,733	26,176
Furniture and fixtures	3,481	3,499
Land	8,934	8,934
Construction in progress	4,234	4,797
	111,501	122,559
Less accumulated depreciation	(54,404)	(49,164)
Total property, plant, and equipment	$57,097	$73,395
Depreciation and amortization expense related to these assets total $24.8 million, $14.5 million, and $14.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation for the year ended December 31, 2023, 2022, and 2021 includes approximately $8.2 million, $0.0 million, and $2.0 million of accelerated depreciation related to fixed assets with shortened useful lives, respectively.

Note 4 – Intangible Assets and Goodwill
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	December 31, 2023	December 31, 2022
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	159,291	160,040
Patents and processes	5-10 years	12,855	14,634
Brand names	5-15 years	30,906	24,633
Total amortizable intangibles		203,402	199,657
Less accumulated amortization		(76,912)	(62,085)
Total net amortizable intangibles		126,490	137,572
Non-amortizable intangibles
Trademarks and other		33,239	33,239
In-process research and development		—	1,668
Intangible assets, net of accumulated amortization		$159,729	$172,479
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $19.8 million, $18.1 million, and $22.3 million, respectively.
During the year ended December 31, 2023, the Company opted out of the final acquired project from the Perrigo Animal Health acquisition included in in-process research and development, effectively abandoning the associated research and development effort. Accordingly, the Company wrote off the associated intangible asset of $1.7 million in the Products segment, the expense for which is included as amortization expense in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2023.
Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
2024	$15,876
2025	14,899
2026	14,303
2027	13,640
2028	12,295
Thereafter	55,477

The following is a summary of the changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022.

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2022	$183,846	$47,264	$231,110
Foreign currency translation	(540)	—	(540)
Impairment	—	(47,264)	(47,264)
Goodwill as of December 31, 2022	183,306	—	183,306
Foreign currency translation	252	—	252
R&R Acquisition	20,641	—	20,641
Transfer to held for sale	(4,795)	—	(4,795)
Goodwill as of December 31, 2023	$199,404	$—	$199,404
Note 5 – Debt
On April 13, 2021, the Company entered into the ABL Facility and the Term Loan B (each as defined below), which replaced both the Amended Revolving Credit Agreement on July 8, 2019 (the "Amended Revolving Credit Agreement") and A&R Term Loan Agreement as well as fully repaid $27.5 million in other debt.
As part of the termination of the Amended Revolving Credit Agreement and the A&R Term Loan Credit agreement, and the repayment in full of other debt, the Company wrote off $5.5 million in deferred financing fees to loss on debt extinguishment and incurred an additional $0.9 million in costs related to the transaction which are included in selling, general and administrative expenses for the year ended December 31, 2021.
Senior Secured Asset-Based Revolving Credit Facility – ABL
On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or London Interbank Offered Rate, ("LIBOR") at the option of the Company. On February 3, 2023, Opco entered into the First Amendment Agreement to the ABL Facility to replace the interest rate benchmark from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The rate at December 31, 2023 was 5.92%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.
The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to such first-priority security interest, “ABL Priority Collateral”), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions. No amounts were outstanding under the ABL as of December 31, 2023.
Senior Secured Term Loan Facility – Term Loan B
On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or LIBOR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of LIBOR loans. LIBOR rates are subject to a 0.50% floor. The Term Loan B requires quarterly payments of 0.25% of the original principal amount, with the balance due on April 13, 2028. On May 25, 2023, the Term Loan B was amended to replace the interest rate benchmark from the Adjusted Eurodollar Rate to SOFR. The interest rate at December 31, 2023 was 10.17%.
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
The fair value of the Term Loan B was $281.9 million as of December 31, 2023. The estimated fair value of the Notes is based on market rates at the closing trading price as of December 31, 2023 and is classified as Level 2 in the fair value hierarchy.
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
The fair value of the Notes was $146.1 million as of December 31, 2023. The estimated fair value of the Notes is based on market rates at the closing trading price of the Convertible Notes as of December 31, 2023 and is classified as Level 2 in the fair value hierarchy.

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
General Other Debt
The Company entered into a mortgage with Huntington Bank to finance a commercial building in Eagle, Idaho, in December 2022. The mortgage bears interest at a fixed rate of 2.0% plus LIBOR and utilizes a 10 year amortization schedule with a balloon payment of the balance due at that time. As of June 30, 2023 the interest rate benchmark changed from LIBOR to SOFR. The rate at December 31, 2023 was 7.47%.
In July 2020, the Company entered an asset purchase agreement that called for PetIQ to pay $20.6 million, $2.6 million at signing and $1.0 million per quarter thereafter with no interest. The Company discounted the payment stream using a market interest rate of 8.3%, resulting in an obligation of $17.5 million at the time it was entered into.
The following represents the Company’s long-term debt as of:

$'s in 000's	December 31, 2023	December 31, 2022
Convertible notes	$143,750	$143,750
Term loans	292,500	295,500
Revolving credit facility	—	—
Other debt	15,564	19,690
Net discount on debt and deferred financing fees	(6,587)	(8,531)
	$445,227	$450,409
Less current maturities of long-term debt	(7,407)	(7,133)
Total long-term debt	$437,820	$443,276
Future maturities of long-term debt, excluding net discount on debt and deferred financing fees, as of December 31, 2023, are as follows:

($'s in 000's)
2024	$7,400
2025	4,600
2026	147,314
2027	3,600
2028	281,100
Thereafter	7,800
The Company incurred $6.4 million in debt issuance costs related to the Term Loan B, $1.0 million related to the ABL, and $0.2 million related to the new mortgage during the year ended December 31, 2021.

Note 6 – Leases
The Company leases certain real estate for commercial, production, and retail purposes, as well as equipment from third parties. Lease expiration dates are between 2024 and 2029.
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
The components of lease expense consists of the following:

	For the Year Ended
$'s in 000's	December 31, 2023	December 31, 2022	December 31, 2021
Finance lease cost
Amortization of right-of-use assets	$1,398	$1,185	$2,215
Interest on lease liabilities	134	243	338
Operating lease cost	7,845	6,603	5,556
Variable lease cost(1)	4,191	1,318	1,283
Short-term lease cost	115	17	13
Sublease income	(387)	(269)	(238)
Total lease cost	$13,296	$9,097	$9,167
(1) Variable lease cost primarily relates to maintenance expenses incurred as a part of service segment optimization, common area maintenance, property taxes and insurance on leased real estate.
Other information related to leases was as follows as of:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.74	3.19
Finance leases	2.32	1.82
Weighted-average discount rate
Operating leases	5.5%	4.4%
Finance leases	5.4%	4.5%

Annual future commitments under non-cancelable leases as of December 31, 2023, consist of the following:

	Lease Obligations
$'s in 000's	Operating Leases	Finance Leases
2024	$8,468	$1,288
2025	6,068	306
2026	4,091	152
2027	2,466	73
2028	2,263	30
Thereafter	177	—
Total minimum future obligations	$23,533	$1,849
Less interest	(2,162)	(145)
Present value of net future minimum obligations	21,371	1,704
Less current lease obligations	(7,608)	(1,188)
Long-term lease obligations	$13,763	$516
Supplemental cash flow information:

	For the Year Ended
$'s in 000's	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$134	$243	$338
Operating cash flows from operating leases	8,005	6,730	3,928
Financing cash flows from finance leases	1,494	1,493	1,926
(Noncash) right-of-use assets obtained in exchange for lease obligations
Operating leases	8,524	4,087	5,212
Finance leases	775	59	1,191
Note 7 - Income Taxes
The Company is the sole managing member of HoldCo. HoldCo is treated as a partnership for U.S. federal income tax purposes with the remaining members of HoldCo (the “LLC Owners”) owning a non-controlling interest. The LLC Owners have an exchange right which grants them the right to exchange a HoldCo partnership interest and a PetIQ Class B Common Stock share for a PetIQ Class A Common Stock share. Upon such an exchange, the Company is treated as purchasing an additional interest in HoldCo from the continuing LLC Owners in a taxable exchange which generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2023, the Company had $67.6 million of deferred tax assets associated with these exchanges, which currently have a full valuation allowance against the deferred tax asset. The non-controlling interests totaled approximately 0.8% of the ownership of HoldCo as of December 31, 2023. See Note 11 – Non-controlling interests for more information.
HoldCo’s members, including the Company, are liable for federal, state, and local income taxes based on their share of HoldCo’s taxable income.

The components of pretax net income (loss), determined by tax jurisdiction, are as follows:

	Year Ended December 31,

$'s in 000's	2023	2022	2021
United States	$2,037	$(47,767)	$(12,816)
Foreign	329	361	302
Total	$2,366	$(47,406)	$(12,514)
The provision for income taxes for 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,

$'s in 000's	2023	2022	2021
Current:
Federal	$149	$—	$—
State	294	498	323
Foreign	226	117	26
	$669	$615	$349
Deferred and other:
Federal	(573)	574	2,661
State	(61)	154	717
Foreign	(208)	(129)	142
	(842)	599	3,520
Total income tax (benefit) expense	$(173)	$1,214	$3,869
Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended December 31,

	2023	2022	2021
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	29.3	3.6	(0.2)
Non-controlling interest and nontaxable income	(0.6)	(0.2)	(0.1)
Deferred tax rate changes	13.9	—	1.0
Share-based compensation	57.3	(1.6)	6.8
Foreign income inclusions	3.7	—	(0.6)
Executive compensation limitations	5.3	—	—
Unrecognized tax benefits	(14.5)	—	—
Nontaxable indemnification asset change	2.9	—	—
Investments held for sale	(43.8)	—	—
Goodwill impairment	—	(9.2)	—
Return-to-provision	(124.7)	(6.8)	(15.7)
Valuation allowance	41.1	(9.4)	(42.9)
Other	1.8	—	(0.2)
Effective income tax rate	(7.3)%	(2.6)%	(30.9)%

Our tax rate is affected primarily by share-based compensation, return to provision adjustments, change in investments held for sale, the changes in valuation allowance, and state and local taxes during the year ended December 31, 2023. It is also affected by discrete items that may occur in any given year, which are not consistent from year to year.
The Company has recorded deferred tax assets and liabilities based on the differences between the book value of assets and liabilities for financial reporting purposes and those amounts applicable for income tax purposes. Deferred tax assets have been recorded for the basis differences resulting from the purchase of LLC Interests from existing members and newly issued LLC Interests acquired directly from HoldCo. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

$'s in 000's	2023	2022
Deferred tax assets
Investment in partnership	$73,111	$69,656
Outside basis in foreign subsidiary	2,648	—
Fixed assets	—	62
Net operating loss carryforwards and tax credits	26,385	33,271
Disallowed business interest carryforward	10,472	8,389
Other accruals and reversals	57	5
Subtotal	112,673	111,383
Less: valuation allowance	(112,184)	(111,218)
Net deferred tax assets	$489	$165

Deferred tax liabilities
Fixed assets	$—	$(112)
Intangible assets	(2,690)	(1,069)
Other	(472)	(9)
Net deferred tax liabilities	$(3,162)	$(1,190)
At December 31, 2023, the Company has federal net operating loss (“NOL”) carryforwards of $94.8 million, which do not expire. The NOL carryforwards will have an indefinite carryforward period but can generally only be used to offset 80% of taxable income in any particular year. The Company has a federal business interest expense carryover totaling $49.9 million as of December 31, 2023, which has an indefinite carryforward period but is limited in any particular year based on certain provisions. As of December 31, 2023, the Company has charitable contribution carryforwards of $0.6 million, which if unused will expire between 2024 and 2028. The Company has state NOL carryforwards of $79.2 million as of December 31, 2023 which expire between 2024 and 2041 and others that have an indefinite carryforward period. At December 31, 2023 the Company has state business tax credits related to tax incentive arrangements of $0.6 million which if unused will expire between 2036 and 2038.
The Company has assessed the realizability of the net deferred tax assets as of December 31, 2023 and has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from the recorded deferred tax assets in the United States will not be realized. The Company has recorded a valuation allowance for these deferred tax assets of $112.2 million and $111.2 million as of December 31, 2023 and 2022, respectively. Additionally, the Company has recorded a net deferred tax liability related to its indefinite lived intangible assets in the United States. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

$'s in 000's	2023	2022	2021
Balance as of January 1,	$—	$—	$—
Increases related to prior years' tax positions	(1,079)	—	—
Increases related to current years' tax positions	—	—	—
Decreases related to prior years' tax positions	—	—	—
Decreases related to current years' tax positions	—	—	—
Lapse of statute of limitations	338	—	—
Balance as of December 31,	$(741)	$—	$—
As of December 31, 2023, 2022, and 2021, we had $0.7 million, $0.0 million, and $0.0 million, respectively, of unrecognized tax benefits recorded in our consolidated balance sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $0.7 million, $0.0 million, and $0.0 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized. The Company is fully indemnified with respect to these recorded unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions as income tax expense. For the years ended December 31, 2023, 2022, and 2021, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available or as new uncertainties occur.
The Company operates in certain jurisdictions where we have tax incentive arrangements. These incentives are conditional upon certain business operations and employment thresholds. The effect of these tax incentive arrangements are recognized in the Company's tax provision as the appropriate conditions are met and credits are earned.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2023, tax years from 2020 to present are subject to examination by the tax authorities.
Note 8 – Earnings (Loss) per Share
Basic and Diluted Earnings (Loss) per share
Basic earnings (loss) per share of Class A common stock is computed by dividing net earnings (loss) available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net earnings (loss) available to PetIQ, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock:

	Year ended December 31,
(in 000's, except for per share amounts)	2023	2022	2021
Numerator:
Net income (loss)	$2,539	$(48,620)	$(16,383)
Less: net income (loss) attributable to non-controlling interests	408	(412)	(416)
Net income (loss) attributable to PetIQ, Inc. — basic and diluted	$2,131	$(48,208)	$(15,967)
Denominator(1):
Weighted-average shares of Class A common stock outstanding — basic	29,135	29,159	28,242
Dilutive effect of share-based compensation awards(2)	395	—	—
Dilutive effect of conversion of Notes(3)	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	29,530	29,159	28,242

Earnings (loss) per share of Class A common stock — basic	$0.07	$(1.65)	$(0.57)
Earnings (loss) per share of Class A common stock — diluted	$0.07	$(1.65)	$(0.57)
(1) Shares of the Company’s Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
(2) For the year ended December 31, 2023, 1,737 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive. Additionally, all outstanding share-based compensation awards were not included in the diluted earnings per share calculation for the years ended December 31, 2022 and 2021, as they have been determined to be anti-dilutive under the treasury stock method.
(3) For the years ended December 31, 2023, 2022, and 2021, 4,848 shares of common stock associated with the assumed conversion of the Notes have been excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive under the if-converted method.
Note 9 – Stock Based Compensation
PetIQ, Inc. Omnibus Incentive Plan
The Amended and Restated PetIQ, Inc. Omnibus Incentive Plan, as amended (the “Plan”), provides for the grant of various equity-based incentive awards to directors of the Company, employees, and consultants. The types of equity-based awards that may be granted under the Plan include: stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), and other stock-based awards. On June 22, 2022, the Company's stockholders approved an amendment and restatement of the Plan to, among other things, increase the total number of shares of the Company's Class A common stock reserved and available for issuance thereunder by 1,890,000 shares resulting in a total of 5,804,000 shares of Class A common stock issuable under the Plan. As of December 31, 2023 and 2022, 1,213,177 and 2,143,955 shares were available for issuance under the Plan, respectively. All awards issued under the Plan may only be settled in shares of Class A common stock. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares.
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
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period. Expense recognized totaled $1.4 million, $3.2 million, and $5.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no options granted in 2023. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. The fair value of the stock option awards was determined on the grant dates using the Black-Scholes valuation model based on the following weighted-average assumptions for the period ended:

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
The weighted average grant date fair value of stock options granted during the period ended 2022 and 2021 was $9.14 and $12.39, per option respectively. There were no options granted during the year ended December 31, 2023. The following table summarizes the activity of the Company’s unvested stock options for the period ended December 31, 2023:

	Stock Options (in 000's)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000's)	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2022	1,768	$26.51	$2,897	7.3
Granted	83	14.16
Exercised	(2)	19.49	$10
Forfeited and canceled	(196)	30.06
Outstanding at December 31, 2022	1,653	$25.48	$53	6.2
Granted	—	—
Exercised	(3)	19.49	$5
Forfeited and canceled	(196)	24.52
Outstanding at December 31, 2023	1,454	$25.62	$986	4.9
Options exercisable at December 31, 2023	1,246
The aggregate intrinsic values disclosed in the above table were calculated as the excess, if any, between the Company’s closing share price per share on the respective period end date and the strike price of the underlying awards.

At December 31, 2023, total unrecognized compensation cost related to unvested stock options was $1.1 million and is expected to be recognized over a weighted-average period of approximately 1.0 years.
Restricted Stock Units
The Company awards RSUs to certain employees under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will generally be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $19.2 million and is expected to vest over a weighted average of 2.8 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $8.1 million, $8.1 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended December 31, 2023:

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	459	$31.08
Granted	802	20.30
Settled	(231)	27.81
Forfeited	(177)	25.53
Outstanding at December 31, 2022	853	$23.06
Granted	1,313	12.02
Settled	(234)	22.72
Forfeited and canceled	(244)	16.18
Nonvested RSUs at December 31, 2023	1,688	$15.26
The total income tax benefit recognized in the income statement for share-based compensation arrangements was zero for the years ended December 31, 2023, 2022, and 2021.
Note 10 - Stockholders’ Equity
Certificate of Incorporation
The Company’s amended and restated certificate of incorporation, among other things, provides for the (i) authorization of 125,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 8,401,521 shares of Class B common stock with a par value of $0.001 per share; and (iii) authorization of 12,500,000 shares of blank check preferred stock.
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

The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by PetIQ, Inc. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Stock repurchase program

On September 6, 2022, the Company's Board of Directors authorized a stock repurchase program for up to $30.0 million of the Company’s outstanding shares of Class A common stock. Repurchases of Class A common stock may be made at management’s discretion from time to time in one or more transactions on the open market or in privately negotiated purchase and/or through other legally permissible means, depending on market conditions and in accordance with applicable rules and regulations promulgated under Securities Exchange Act. During the year ended December 31, 2022, the Company repurchased 373,408 shares at a weighted average price of $10.33 per share. No shares were repurchased during the year ended December 31, 2023.
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
As of December 31, 2023, there were 29.4 million LLC Interests outstanding, of which PetIQ owned 29.2 million, representing a 99.2% ownership interest in HoldCo. Exchange and other equity activity during the years ended December 31, 2023 and 2022 resulted in weighted average ownership of HoldCo by PetIQ of 99.2% and 99.1%, respectively.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2022	272	29,139	29,411	0.9%	99.1%
Stock based compensation transactions	—	188	188
Exchange transactions	(20)	20	—
Unit redemption	—	(373)	(373)
As of December 31, 2022	252	28,974	29,226	0.9%	99.1%
Stock based compensation transactions	—	201	201
Exchange transactions	(21)	21	—
As of December 31, 2023	231	29,196	29,427	0.8%	99.2%
Note 12 - Customer Concentration
The Company has significant exposure to customer concentration. During each of the years ended December 31, 2023, 2022, and 2021, two, two, and one Product segment customers, respectively, accounted for more than 10% of sales individually and in aggregate, which accounted for 42%, 35%, and 26% of net sales, respectively.
At December 31, 2023, one Products segment customer individually accounted for more than 10% of outstanding trade receivables, accounting for 54% of outstanding trade receivables, net. At December 31, 2022 one Products segment customers individually accounting for more than 10% of outstanding trade receivables, accounting for 46% of outstanding trade receivables, net. All of our customer concentration exists in our Products segment.

Note 13 - Commitments and Contingencies
Litigation Contingencies
During the years ended December 31, 2023, 2022, and 2021, the Company recorded expense of $0.0 million, $3.5 million, and $3.5 million respectively, for contract termination costs and other litigation related matters. The expense is included within selling, general and administrative expenses for the years ended December 31, 2023, 2022, and 2021.
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
The Company records a liability when a particular contingency is probable and estimable and provides disclosure for contingencies that are at least reasonably possible of resulting in a loss including an estimate which we currently cannot make. The Company has not accrued for any contingency other than those noted above, at December 31, 2023 as the Company does not consider any other contingency to be probable or estimable. The Company expenses legal costs as incurred within selling, general, and administrative expenses on the consolidated statements of operations.
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
Financial information relating to the Company’s operating segments for the years ended:

$'s in 000's
December 31, 2023	Products	Services
Net sales	$968,151	$133,812
Segment Adjusted EBITDA	110,565	2,623
Depreciation expense	7,614	17,159
Capital expenditures	7,824	1,392

$'s in 000's
December 31, 2022	Products	Services
Net sales	$800,305	$121,208
Segment Adjusted EBITDA	90,333	3,781
Depreciation expense	7,443	7,077
Capital expenditures	8,432	3,541

$'s in 000's
December 31, 2021	Products	Services
Net sales	$825,395	$107,133
Segment Adjusted EBITDA	88,982	3,910
Depreciation expense	7,397	6,969
Capital expenditures	18,568	12,702
The value of assets by segment were as follows as of:

	December 31, 2023	December 31, 2022
Products	$798,578	$735,096
Services	69,647	83,800
Total assets	$868,226	$818,896

The following table reconciles Segment EBITDA to Net income (loss) for the periods presented.

	Year Ended December 31,
$'s in 000's	2023	2022	2021
Segment Adjusted EBITDA:
Product	$110,565	$90,333	$88,982
Services	2,623	3,781	3,910
Total	113,188	94,114	92,892
Adjustments:
Depreciation(1)	(24,773)	(14,520)	(14,366)
Amortization	(19,797)	(18,079)	(22,336)
Interest expense, net	(34,547)	(27,374)	(24,696)
Acquisition costs(2)	(1,164)	(1,464)	(92)
Loss on debt extinguishment and related costs(3)	—	—	(6,438)
Stock based compensation expense	(9,468)	(11,363)	(9,428)
Non same-store adjustment(4)	(8,482)	(16,423)	(23,159)
Integration costs(5)	(2,316)	(1,171)	142
Litigation expenses	(31)	(3,862)	(4,105)
CFO Transition	—	—	(928)
Restructuring(6)	(2,564)	—	—
Impairment and other asset charges(7)	(7,680)	(47,264)	—
Pretax net income (loss)	$2,366	$(47,406)	$(12,514)
Income tax benefit (expense)	173	(1,214)	(3,869)
Net income (loss)	$2,539	$(48,620)	$(16,383)

(1) Depreciation includes $11.0 million of accelerated depreciation recognized during the year ended December 31, 2023, associated with Services segment optimization.
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
(5) Integration and business transformation costs, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT and ERP implementation costs.
(6) Restructuring consists of variable lease expenses, inventory valuation adjustments, lease termination costs, severance, and other miscellaneous costs.
(7) Impairment and other asset charges includes asset charges associated with the Company committing to a plan to sell its foreign subsidiary, Mark & Chappell during the year ended December 31, 2023. For the year ended December 31, 2022, impairment and other asset charges includes write-down of the full goodwill balance of the Services segment.

Supplemental geographic disclosures are below.

	Year ended December 31, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$960,346	$7,805	$968,151
Service revenue	133,812	—	133,812
Total net sales	$1,094,158	$7,805	$1,101,963

	Year ended December 31, 2022
$'s in 000's	U.S.	Foreign	Total
Product sales	$793,427	$6,878	$800,305
Service revenue	121,208	—	121,208
Total net sales	$914,635	$6,878	$921,513

	Year ended December 31, 2021
$'s in 000's	U.S.	Foreign	Total
Product sales	$818,593	$6,802	$825,395
Service revenue	107,133	—	107,133
Total net sales	$925,726	$6,802	$932,528

The net book value of property plant and equipment, by geographic location was as follows as of:

	December 31, 2023	December 31, 2022
United States	$57,097	$69,376
Europe	—	4,019
Total	$57,097	$73,395
Note 15 - Restructuring
During the year ending December 31, 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers.

As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 149 wellness centers during the year ended December 31, 2023 and finished the year with 133 wellness centers.

Additionally, included in restructuring and related costs is a lease termination gain of approximately $0.9 million. The gain resulted from settlement of $2.7 million of operating lease liabilities for a discounted amount of$1.8 million.Closure of the wellness centers required the Company to terminate leases early, the Company agreed upon termination amounts with retail partners in 2023 and accrued for the lease termination costs on the consolidated balance sheet at December 31, 2023.

The components of restructuring expense consists of the following:

For the year ended
$'s in 000's	December 31, 2023
Included in Cost of services
Inventory reserve	$888
Severance	966
Total in Cost of services	$1,854

Included in Restructuring
Accelerated depreciation - property, plant and equipment	$8,165
Accelerated amortization - operating lease right of use assets	2,876
Lease termination gain	(897)
Variable lease expenses	1,607
Total in Restructuring	11,751
Total Restructuring Expenses	$13,605
A roll forward of our liability related to the optimization, which is included in accrued liabilities on our consolidated balance sheets, is as follows (in thousands):

$'s in 000's	Expenses (Gains)	Original Lease Liability	Cash Payments	Non-Cash Amounts	Liability at December 31, 2023
Accelerated depreciation - property, plant and equipment	$8,165	$—	$—	$(8,165)	$—
Accelerated amortization - operating lease right of use assets	2,876	—	—	(2,876)	—
Inventory reserve	888	—	—	(888)	—
Severance	966	—	(966)	—	—
Lease termination gain	(897)	2,722	—	—	1,825
Variable lease expenses	1,607	—	(597)	—	1,010
Total Restructuring	$13,605	$2,722	$(1,563)	$(11,929)	$2,835
Note 16 - Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance, which acts as a broker for a number of the Company’s insurance policies. The Company’s annual premium expense, which is paid at a variety of times throughout the year, and is generally paid directly to the relevant insurance company, amounted to $7.1 million, $6.6 million, and $6.9 million in 2023, 2022, and 2021 respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
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
Mike Glasman, the brother of CFO, Zvi Glasman, acted as a broker in connection with the Company's entry into a Master Services Agreement with Syndeo, LLC d/b/a Broadvoice ("Broadvoice") in February 2023 for the provision of certain information technology related services. The amount to be paid to Broadvoice over the 39-month agreement is estimated at $0.4 million. $0.05 million was paid to Broadvoice for the year ending December 31, 2023. Mr. Michael Glasman earns various fees based on the services provided by Broadvoice.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia has been paid $0.2 million for the year ending December 31, 2023, 2022, and 2021 respectively.
Note 17 – Employee Benefit Plans
The Company sponsors 401(k) defined contribution plans at certain subsidiaries. Participants may elect to defer up to 100% of compensation. The Company makes matching contributions of 100% of the employee deferrals up to 4% of compensation. The Company may also make discretionary profit sharing contributions each year, which are allocated to each eligible participant based on compensation. The Company made matching contributions of $1.8 million, $1.7 million, and $1.1 million, respectively, for the years ended December 31, 2023, 2022 and 2021.
Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures (a) were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The Company’s registered independent accounting firm, KPMG LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2023, as stated in their report which appears on the next page.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended, December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     KPMG LLP
Suite 600
205 North 10th Street
Boise, ID 83702-5798
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PetIQ, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited PetIQ, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
Boise, Idaho
February 29, 2024

Item 9B - Other Information
Trading Plans

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10 – Directors, Executive Officers and Corporate Governance
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement containing the information required by this Item, under the captions “Proposal
One—Election of Directors,” ‘Directors and Management,” and “Corporate Governance," which are incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

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
Item 11 – Executive Compensation
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement containing the information required by this Item, under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “CEO Pay Ratio,” and “Non-Employee Director Compensation,” which are incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item .
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement containing the information required by this Item, under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plans at December 31, 2023” which are incorporated by reference herein, or an amendment to Annual Report filed under cover of Form 10-K/A containing the information required by this Item.
Item 13 – Certain Relationships and Related Transactions
We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement containing the information required by this Item, under the captions “Certain Relationships and Related Party Transactions,” and “Corporate Governance,” which are incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.
Item 14 – Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

We intend to file with the SEC, not later than 120 days after the close of our fiscal year ended December 31, 2023, a definitive proxy statement containing the information required by this Item, under the caption “Proposal Two—Ratification of the Appointment of the Company’s Independent Auditors,” which is incorporated by reference herein, or an amendment to this Annual Report filed under cover of Form 10-K/A containing the information required by this Item.

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

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of PetIQ, Inc.	8-K	000-38163	3.1	6/23/2022
3.3	Amended and Restated Bylaws of PetIQ, Inc.	8-K	001-38163	3.1	10/31/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-218955	4.1	7/17/2017
4.2	Registration Rights Agreement, dated July 20, 2017, among PetIQ, Inc. the Continuing LLC owners and the C-Corp LLC Parents	S-3	333-227186	4.1	9/4/2018
4.3	Registration Rights Agreement, dated January 17, 2018, between PetIQ, Inc. and each VIP Petcare Owner	S-3	333-227186	4.2	9/4/2018
4.4	Indenture, dated May 14, 2020, among PetIQ, Inc. and Wells Fargo, National Association, as trustee	8-K	001-38163	4.1	5/20/2020
4.5	Description of PetIQ, Inc.’s Securities	10-K	001-38163	4.4	3/11/2020
10.1	PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	S-1/A	333-218955	10.4	7/6/2017
10.2	First Amendment to PetIQ Holdings, LLC Sixth Amended and Restated Limited Liability Company Agreement	10-K	001-38163	10.1	3/12/2019
10.3	ABL Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, the guarantor subsidiaries party thereto, the lenders party thereto and Keybank National Association, as administrative and collateral agent	8-K	001-38163	10.1	4/19/2021
10.4	Term Credit and Guaranty Agreement, dated as of April 13, 2021, among PetIQ Holdings, LLC, PetIQ, LLC, the guarantor subsidiaries party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent	8-K	001-38163	10.2	4/19/2021
10.5	Amendment No. 1, dated May 25, 2023, among PetIQ Holdings, LLC, PetIQ LLC, the guarantor subsidiaries party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative and collateral agent	8-K	001-38163	10.10	5/31/2023
10.6*	Form of Indemnification Agreement	S-1/A	333-218955	10.13	7/20/2017
10.7*	PetIQ Inc. Amended and Restated 2017 Omnibus Incentive Plan	DEF 14	001-38163	Appendix B	4/29/2022
10.8*	Form of Nonqualified Stock Option Agreement pursuant to PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.2	11/14/2018
10.9*	Form of Restricted Stock Unit Agreement pursuant to PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.3	11/14/2018
10.10*	Form of Restricted Stock Unit Agreement pursuant to the PetIQ, Inc. 2017 Omnibus Incentive Plan	10-Q	001-38163	10.4	11/14/2018
10.11*	PetIQ, Inc. Amended and Restated 2018 Inducement and Retention Stock Plan for CVC Employees	S-8	333-223635	4.3	3/13/2018
10.12*	Amended and Restated Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and McCord Christensen	10-Q	001-38163	10.1	5/9/2019
10.13*	Employment and Non-Competition Agreement, dated December 6, 2021, between PetIQ, LLC and Zvi Glasman	8-K	001-38163	10.1	1/5/2022
10.14*	Employment and Non-Competition Agreement, dated as of May 28, 2019, between PetIQ, LLC and Michael Smith	8-K	001-38163	10.5	7/9/2019
10.15*	Employment and Non-Competition Agreement, dated May 9, 2019, between PetIQ, LLC and R. Michael Herrman	10-Q	001-38163	10.3	5/9/2019
10.16	Form of Base Capped Call Transaction Confirmation	8-K	001-38163	10.1	5/20/2020
10.17	Form of Additional Capped Call Transaction Confirmation	8-K	001-38163	10.2	5/20/2020

10.18	Conformed ABL Credit and Guaranty Agreement, dated April 1, 2021, among PetIQ Holdings LLC, PetIQ LLC, the guarantor subsidiaries party thereto, the lenders party thereto and KeyBank National Association, as administrative and collateral agent.	10-K	001-38163	10.17	3/1/2023
10.19	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated PetIQ, Inc. 2017 Omnibus Incentive Plan	10-K	001-38163	10.18	3/1/2023
10.20	Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Amended and Restated PetIQ, Inc. 2017 Omnibus Incentive Plan	10-K	001-38163	10.19	3/1/2023
10.21**	Employment Agreement, dated April 26, 2022, between PetIQ, LLC and John Pearson, as amended on April 26, 2022
21.1**	List of Subsidiaries of PetIQ Inc.
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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

PETIQ, INC.

February 29, 2024	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint McCord Christensen and Zvi Glasman, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2024.

SIGNATURE	TITLE	Date

/s/ McCord Christensen	Chief Executive Officer, President (principal executive officer) Officer and Chairman of the Board	February 29, 2024
McCord Christensen

/s/ Zvi Glasman	Chief Financial Officer (principal financial and accounting officer) Officer	February 29, 2024
Zvi Glasman

/s/ Mark First	Director	February 29, 2024
Mark First

/s/ Allan Hall	Director	February 29, 2024
Allan Hall

/s/ Scott Huff	Director	February 29, 2024
Scott Huff

/s/ Sheryl O'Loughlin	Director	February 29, 2024
Sheryl O'Loughlin

/s/ Kim Lefko	Director	February 29, 2024
Kim Lefko

/s/ Kenneth Walker	Director	February 29, 2024
Kenneth Walker