Form 10-Q
period 2024-03-31
PetIQ, Inc.
filed 2024-05-09
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2024, we had 29,520,307 shares of Class A common stock and 231,540 shares of Class B common stock outstanding.

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

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q; general economic or market conditions, including inflation and interest rates; overall consumer spending in our industry; our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to continue to grow our Services segment; disruptions in our manufacturing, shipping, transportation and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; cybersecurity risks, including breaches that result in business interruption and data loss; our substantial indebtedness and our ability to raise additional capital as needed; and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and other reports filed from time to time with the Securities and Exchange Commission.

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

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	March 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$25,374	$116,369
Accounts receivable, net	191,862	142,511
Inventories	215,383	159,309
Other current assets	12,296	12,645
Total current assets	444,915	430,834
Property, plant and equipment, net	55,297	57,097
Operating lease right of use assets	18,103	19,079
Other non-current assets	2,016	2,083
Intangible assets, net	155,501	159,729
Goodwill	199,404	199,404
Total assets	$875,236	$868,226
Liabilities and equity
Current liabilities
Accounts payable	$137,862	$139,264
Accrued wages payable	11,525	16,734
Accrued interest payable	7,805	6,636
Other accrued expenses	12,072	10,692
Current portion of operating leases	6,672	7,608
Current portion of long-term debt and finance leases	8,062	8,595
Total current liabilities	183,998	189,529
Operating leases, less current installments	12,793	13,763
Long-term debt, less current installments	436,423	437,820
Finance leases, less current installments	572	516
Other non-current liabilities	3,600	3,600
Total non-current liabilities	453,388	455,699
Equity
Additional paid-in capital	387,239	387,349
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,827 and 29,570 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 231 and 231 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 and 373 shares respectively	(3,857)	(3,857)
Accumulated deficit	(145,695)	(160,602)
Accumulated other comprehensive loss	(1,790)	(1,706)
Total stockholders' equity	235,926	221,213
Non-controlling interest	1,924	1,785
Total equity	237,850	222,998
Total liabilities and equity	$875,236	$868,226
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Product sales	$276,891	$258,993
Services sales	31,552	31,478
Total net sales	308,443	290,471
Cost of products sold	209,063	200,902
Cost of services	24,837	27,308
Total cost of sales	233,900	228,210
Gross profit	74,543	62,261
Operating expenses
Selling, general and administrative expenses	50,209	43,326
Operating income	24,334	18,935
Interest expense, net	9,106	8,732
Other income, net	(126)	(26)
Total other expense, net	8,980	8,706
Pretax net income	15,354	10,229
Income tax expense	(327)	(448)
Net income	15,027	9,781
Net income attributable to non-controlling interest	120	82
Net income attributable to PetIQ, Inc.	$14,907	$9,699
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.51	$0.33
Diluted	$0.48	$0.32
Weighted Average shares of Class A common stock outstanding
Basic	29,283	29,125
Diluted	34,781	35,230
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited, in 000’s)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$15,027	$9,781
Foreign currency translation adjustment	(85)	(51)
Comprehensive income	14,942	9,730
Comprehensive income attributable to non-controlling interest	119	82
Comprehensive income attributable to PetIQ, Inc.	$14,823	$9,648
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$15,027	$9,781
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization of intangible assets and loan fees	8,364	8,463
Gain on disposition of property, plant, and equipment	(220)	—
Stock based compensation expense	2,609	2,466
Other non-cash activity	(20)	(52)
Changes in assets and liabilities, net of business acquisition
Accounts receivable	(49,088)	(84,250)
Inventories	(56,262)	(13,567)
Other assets	(392)	(2,065)
Accounts payable	(1,727)	36,019
Accrued wages payable	(5,209)	(1,988)
Other accrued expenses	1,774	1,866
Net cash used in operating activities	(85,144)	(43,327)
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	728	—
Purchase of property, plant, and equipment	(1,550)	(1,910)
Business acquisitions (net of cash acquired)	—	(27,634)
Net cash used in investing activities	(822)	(29,544)
Cash flows from financing activities
Proceeds from issuance of long-term debt	10,000	15,000
Principal payments on long-term debt	(11,900)	(16,900)
Principal payments on finance lease obligations	(475)	(346)
Tax withholding payments on Restricted Stock Units	(2,699)	(840)
Net cash used in financing activities	(5,074)	(3,086)
Net change in cash and cash equivalents	(91,040)	(75,957)
Effect of exchange rate changes on cash and cash equivalents	45	102
Cash and cash equivalents, beginning of period	116,369	101,265
Cash and cash equivalents, end of period	$25,374	$25,410
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Three Months Ended March 31,
Supplemental cash flow information	2024	2023
Interest paid, net	$7,268	$6,808
Net change in property, plant, and equipment acquired through accounts payable	(31)	(34)
Finance lease additions	25	—
Income taxes paid, net of refunds	18	3
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three months ended March 31, 2024
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2024	$(160,602)	$(1,706)	29,570	$29	373	$(3,857)	231	$—	$387,349	$1,785	$222,998
Other comprehensive income	—	(84)	—	—	—	—	—	—	—	(1)	(85)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,589	20	2,609
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	257	—	—	—	—	—	(2,699)	—	(2,699)
Net income	14,907	—	—	—	—	—	—	—	—	120	15,027
Balance - March 31, 2024	$(145,695)	$(1,790)	29,827	$29	373	$(3,857)	231	$—	$387,239	$1,924	$237,850

	Three months ended March 31, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2023	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Exchange of LLC Interests held by LLC Owners	—	—	8	—	—	—	(8)	—	115	(115)	—
Other comprehensive income	—	(51)	—	—	—	—	—	—	—	—	(51)
Stock based compensation expense	—	—	—	—	—	—	—	—	2,445	21	2,466
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	143	—	—	—	—	—	(840)	—	(840)
Net income	9,699	—	—	—	—	—	—	—	—	82	9,781
Balance - March 31, 2023	$(153,034)	$(2,275)	29,499	$29	373	$(3,857)	244	$—	$380,429	$1,857	$223,149

Note that certain figures shown in the tables above may not recalculate due to rounding.
See accompanying notes to the condensed consolidated financial statements.

PetIQ Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1 — Principal Business Activity and Significant Accounting Policies
Principal Business Activity and Principles of Consolidation
PetIQ, Inc. ("PetIQ" or, the "Company") is a leading pet medication, product and wellness company delivering a smarter way for pet parents to help pets live their best lives through convenient access to affordable health and wellness products and veterinary services. The Company has two reporting segments: (i) Products; and (ii) Services. PetIQ believes that pets are an important part of the family and deserve the best products and care we can provide.

The Products segment consists of our product manufacturing and distribution business through which we manufacture and distribute pet medication and health and wellness products to major U.S. retail and e-commerce channels through more than 60,000 points of distribution. The Company focuses its offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications and wellness products. The Products segment is further supported by its world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah.
The Services segment consists of veterinary services, and related product sales, provided by the Company directly to consumers. The Company's national veterinarian service platform operates at over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states providing cost effective and convenient veterinary wellness services. PetIQ offers diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks.
PetIQ is the managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through HoldCo, operate and control all the business and affairs of Opco. PetIQ and HoldCo are holding companies with no other operations, cash flows, material assets or liabilities other than the equity interests in Opco.
The condensed consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the "Annual Report"). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three months ended March 31, 2024.
Assets and Liabilities Held for Sale

During the fourth quarter of 2023, the Company committed to a plan to sell its foreign subsidiary within the Products segment, Mark & Chappell ("M&C"), and initiated the required actions to complete such a sale. Based on the applicable requirements, the Company concluded that the M&C business met the held for sale criteria as of December 31, 2023. As such, the assets and liabilities of M&C are classified as held for sale and presented as $3.6 million of assets within Other current assets and $1.1 million of liabilities within Other accrued expenses in our Condensed Consolidated Balance Sheets as of March 31, 2024. In connection with the expected sale of the business and classification of related assets and liabilities as held for sale, the Company recorded asset charges of $7.7 million during the year ended December 31, 2023, which were included on its Consolidated Statements of Operations within Impairment and other asset charges. The sale of M&C closed during the second quarter of 2024, for additional information see Note 12 — Subsequent Events.
Note 2 — Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or Secured Overnight Financing Rate, ("SOFR") at the option of the Company. The rate at March 31, 2024 was 6.58%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%.
The ABL Facility is secured by substantially all the assets of HoldCo and its wholly-owned domestic subsidiaries including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, and deposit accounts (such collateral subject to first-priority security interest, "ABL Priority Collateral"), and a second-priority security interest in all other personal and real property of HoldCo and its wholly-owned domestic subsidiaries (such collateral subject to such second-priority security interest, “Term Priority Collateral”), in each case, subject to customary exceptions. The ABL contains customary representations and warranties, affirmative and negative covenants and events of default, including negative covenants that restrict the ability of HoldCo and its restricted subsidiaries to incur additional indebtedness, pay dividends, make investments, loans, and acquisitions, among other restrictions. As of March 31, 2024, no amounts were outstanding under the ABL.
Senior Secured Term Loan Facility - Term Loan B
On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or SOFR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of SOFR loans. SOFR rates are subject to a 0.50% floor. The interest rate at March 31, 2024 was 10.17%. The Term Loan B requires quarterly amortization payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.
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

The following represents the Company’s long-term debt as of:

$'s in 000's	March 31, 2024	December 31, 2023
Convertible notes	$143,750	$143,750
Term loans	291,750	292,500
Revolving credit facility	—	—
Other debt	14,503	15,564
Net discount on debt and deferred financing fees	(6,101)	(6,587)
	$443,902	$445,227
Less current maturities of long-term debt	(7,479)	(7,407)
Total long-term debt	$436,423	$437,820
Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of March 31, 2024, are as follows:

($'s in 000's)
Remainder of 2024	$5,579
2025	4,600
2026	147,324
2027	3,600
2028	281,100
Thereafter	7,800

Note 3 — Intangible Assets and Goodwill
Goodwill and non-amortizable intangible assets
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	March 31, 2024	December 31, 2023
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	159,291	159,291
Patents and processes	5-10 years	12,855	12,855
Brand names	5-15 years	30,906	30,906
Total amortizable intangibles		203,402	203,402
Less accumulated amortization		(81,140)	(76,912)
Total net amortizable intangibles		122,262	126,490
Non-amortizable intangibles
Trademarks and other		33,239	33,239
In-process research and development		—	—
Intangible assets, net of accumulated amortization		$155,501	$159,729
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended March 31, 2024, and 2023 was $4.3 million and $4.3 million, respectively.
Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2024	$11,646
2025	14,899
2026	14,303
2027	13,640
2028	12,295
Thereafter	55,479
The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2023 to March 31, 2024:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2023	$183,306	$—	$183,306
Foreign currency translation	252	—	252
R&R Acquisition	20,641	—	20,641
Transfer to held for sale	(4,795)	—	(4,795)
Goodwill as of December 31, 2023	199,404	—	199,404
Foreign currency translation	—	—	—
Goodwill as of March 31, 2024	$199,404	$—	$199,404
Note 4 — Income Tax
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
Our effective tax rate from continuing operations was 2.1% and 4.4% for the three months ended March 31, 2024 and 2023, respectively, including discrete items. Income tax expense for the three months ended March 31, 2024 and 2023 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
The Company has assessed the realizability of the net deferred tax assets as of March 31, 2024 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized.
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
Note 5 — Earnings per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three months ended March 31,
(in 000's, except for per share amounts)	2024	2023
Numerator:
Net income	$15,027	$9,781
Less: net income attributable to non-controlling interests	120	82
Net income attributable to PetIQ, Inc. — basic	14,907	9,699
Plus: interest expense on Convertible Notes	1,688	1,676
Net income attributable to PetIQ, Inc. — diluted	$16,595	$11,375
Denominator(1):
Weighted-average shares of Class A common stock outstanding — basic	29,283	29,125
Dilutive effect of share-based compensation awards(2)	650	45
Dilutive effect of conversion of Notes(3)	4,848	6,060
Weighted-average shares of Class A common stock outstanding — diluted	34,781	35,230

Earnings per share of Class A common stock — basic	$0.51	$0.33
Earnings per share of Class A common stock — diluted	$0.48	$0.32

(1) Shares of the Company’s Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
(2) For the three months ended March 31, 2024, 1,269 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive. For the three months ended March 31, 2023, 2,339 thousand of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
(3) The dilutive impact of the Notes has been included in the dilutive earnings per share calculation for the three months ended March 31, 2024 and March 31, 2023.
Note 6 — Stock Based Compensation

Stock Options
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. No options were issued during the three months ended March 31, 2024.
Restricted Stock Units
The Company awards RSUs to certain employees under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will generally be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At March 31, 2024, total unrecognized compensation cost related to unvested RSUs was $28.0 million and is expected to vest over a weighted average of 3.1 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.3 million for the three months ended March 31, 2024, and $1.4 million for the three months ended March 31, 2023, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended March 31, 2024.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	853	$23.06
Granted	1,313	12.02
Settled	(234)	22.72
Forfeited and cancelled	(244)	16.18
Outstanding at December 31, 2023	1,688	$15.26
Granted	675	17.37
Settled	(410)	16.13
Forfeited and canceled	(39)	16.58
Nonvested RSUs at March 31, 2024	1,914	$15.79

Note 7 — Non-Controlling Interests
The following table presents the outstanding membership interests in HoldCo ("LLC Interests") and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2023	252	28,974	29,226	0.9%	99.1%
Stock based compensation transactions	—	201	201
Exchange transactions	(21)	21	—
As of December 31, 2023	231	29,196	29,427	0.8%	99.2%
Stock based compensation transactions	—	257	257
As of March 31, 2024	231	29,453	29,684	0.8%	99.2%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three months ended March 31, 2024 and 2023 the Company owned a weighted average of 99.2% of HoldCo.
Note 8 — Commitments and Contingencies
Litigation Contingencies
The Company records a liability for a particular contingency when the Company determines the contingency is probable and estimable. The Company had $0.3 million and $0 accrued for litigation related matters as of March 31, 2024 and December 31, 2023, respectively. The Company includes any related expenses within selling, general and administrative expenses.
During the three months ended March 31, 2024, the Company recorded $0.3 million of expense associated with the settlement of a lawsuit brought against the Company.
Commitments
The Company has commitments for long-term debt that are discussed further in Note 2 — Debt, and leases. In addition, the Company has purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
Note 9 — Segments
The Company has two operating segments: Products and Services. The Products segment consists of the Company’s manufacturing and distribution business. The Services segment consists of the Company’s veterinary services and related product sales. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to make resource allocation decisions and to evaluate performance. The Company measures and evaluates its reportable segments based on their respective Segment Adjusted EBITDA performance. The Company allocates certain capital expenditures and costs, such as accounting, legal, human resources, information technology and corporate headquarters expenses, to our segments on a pro rata basis based on net sales to better align with the discrete financial information reviewed by our CODM.

Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services
March 31, 2024
Net sales	$276,891	$31,552
Segment Adjusted EBITDA	34,605	906
Depreciation expense	2,224	1,218

$'s in 000's	Products	Services
March 31, 2023
Net sales	$258,993	$31,478
Segment Adjusted EBITDA	32,196	850
Depreciation expense	1,816	1,705
The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	Three Months Ended
$'s in 000's	March 31, 2024	March 31, 2023
Segment Adjusted EBITDA:
Product	$34,605	$32,196
Services	906	850
Total	35,511	33,046
Adjustments:
Depreciation	(3,442)	(3,521)
Amortization	(4,252)	(4,262)
Interest expense, net	(9,106)	(8,732)
Acquisition costs(1)	—	(538)
Stock based compensation expense	(2,609)	(2,466)
Non same-store adjustment(2)	(246)	(2,322)
Integration and business transformation costs(3)	(502)	(976)
Pretax net income	$15,354	$10,229
Income tax expense	(327)	(448)
Net income	$15,027	$9,781
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Non same-store adjustment includes sales and costs, and associated gross profit, related to our Services segment wellness centers with less than six full quarters of operating results, and also include pre-opening expenses.
(3) Integration and business transformation costs, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT and ERP implementation costs.

Supplemental geographic disclosures are below.

	Three Months Ended March 31, 2024
$'s in 000's	U.S.	Foreign	Total
Product sales	$275,736	$1,155	$276,891
Services sales	31,552	—	31,552
Total net sales	$307,288	$1,155	$308,443

	Three Months Ended March 31, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$257,977	$1,016	$258,993
Services sales	31,478	—	31,478
Total net sales	$289,455	$1,016	$290,471
Property, plant, and equipment by geographic location is below.

	March 31, 2024	December 31, 2023
United States	$55,297	$57,097
Europe	—	—
Total	$55,297	$57,097

Note 10 — Restructuring

During the year ended 2023, the Company implemented a Services segment optimization (the "optimization") to improve the functioning of the Services segment and profitability. The optimization included assessing the operational and financial performance of the Company's wellness centers since re-opening after the pandemic as well as the assessment of the veterinary labor market in each geographic market. The Company also evaluated its ability to potentially convert these locations to a more hygiene-focused offering and determined they would be unable to convert these locations in the future based on the aforementioned assessment and the available square footage within the respective wellness centers.

As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 149 wellness centers during the year ended December 31, 2023 and as of March 31, 2024 continues to operate 133 wellness centers.

Closure of the wellness centers required the Company to terminate leases early. The Company agreed upon termination amounts with retail partners in 2023 and made cash payments to partially settle remaining outstanding liability during the three months ended March 31, 2024.

There were no restructuring expenses for the three months ended March 31, 2024.

A roll forward of our liability related to the optimization, which is included in accrued liabilities on our condensed consolidated balance sheets, is as follows:

$'s in 000's	Liability at December 31, 2023	Expenses	Cash Payments	Non-Cash Amounts	Liability at March 31, 2024
Lease termination	$1,825	$—	$(909)	$—	$916
Variable lease expenses	1,010	—	(1,010)	—	—
Total Outstanding Restructuring Liability	$2,835	$—	$(1,919)	$—	$916

Note 11 — Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance ("Morton"), which acts as a broker for a number of the Company’s insurance policies which renew at various dates throughout the year. Total annual policy premiums for policies in place at March 31, 2024 and 2023 was $7.2 million and $6.9 million, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.
Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.06 million for the three months ended March 31, 2024 and 2023, respectively.
Michael Glasman, the brother of CFO, Zvi Glasman, acted as a broker in connection with the Company's entry into a Master Services Agreement with Syndeo, LLC d/b/a Broadvoice ("Broadvoice") in February 2023 for the provision of certain information technology related services. The amount to be paid to Broadvoice over the 39-month agreement is estimated at $0.4 million. $0.03 million and $0 was paid to Broadvoice for the three months ended March 31, 2024 and 2023, respectively. Mr. Michael Glasman earns various fees based on the services provided by Broadvoice
On April 30, 2024, the Company completed the sale of it's foreign subsidiary M&C, to an entity affiliated with Kieran Carolan, the current general manager of M&C. See Note 12 — Subsequent Events for more details.

Note 12 — Subsequent Events

On April 30, 2024, the Company sold its foreign subsidiary within the Products segment, M&C, for approximately $4.0 million in net cash proceeds and the Company will receive future royalties for certain licensed trademarks and related intellectual property. The Company will recognize approximately a $1.7 million loss, subject to normal working capital adjustments, in the second quarter of 2024.
As of March 31, 2024, M&C was classified as held for sale in the condensed consolidated balance sheet. For additional information, see Note 1 — Principal Business Activity and Significant Accounting Policies.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2023 and related notes included in the Annual Report on Form 10-K for the year ended December 31 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to PetIQ, Inc. and our consolidated subsidiaries.

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales for the three months ended
$'s in 000's	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Product sales	$276,891	$258,993	89.8%	89.2%
Services sales	31,552	31,478	10.2%	10.8%
Total net sales	308,443	290,471	100.0%	100.0%
Cost of products sold	209,063	200,902	67.8%	69.2%
Cost of services	24,837	27,308	8.1%	9.4%
Total cost of sales	233,900	228,210	75.8%	78.6%
Gross profit	74,543	62,261	24.2%	21.4%
Selling, general and administrative expenses	50,209	43,326	16.3%	14.9%
Operating income	24,334	18,935	7.9%	6.5%
Interest expense, net	9,106	8,732	3.0%	3.0%
Other income, net	(126)	(26)	—%	—%
Total other expense, net	8,980	8,706	2.9%	3.0%
Pretax net income	15,354	10,229	5.0%	3.5%
Income tax expense	(327)	(448)	(0.1)%	(0.2)%
Net income	$15,027	$9,781	4.9%	3.4%
Three Months Ended March 31, 2024 Compared With Three Months Ended March 31, 2023
Net sales
Consolidated Net Sales
Consolidated net sales increased $17.9 million, or 6.2%, to $308.4 million for the three months ended March 31, 2024, compared to $290.5 million for the three months ended March 31, 2023. The growth in consolidated net sales was driven primarily by an increase in sales from the Products segment.
Products Segment
Products segment sales increased $17.9 million, or 6.9%, to $276.9 million for the three months ended March 31, 2024, compared to $259.0 million for the three months ended March 31, 2023. The increase in Product segment sales was a result of growth in sales of the Company's manufactured products reflecting strong consumer demand in the prescription medication, flea and tick, and health and wellness categories.
Services Segment
Services segment sales increased $0.1 million, or 0.2%, to $31.6 million for the three months ended March 31, 2024, compared to $31.5 million for the three months ended March 31, 2023. The increase in Services segment sales reflects growth in mobile community clinic sales, partially offset by the closure of 149 wellness centers in the second half of 2023.
Gross profit

Gross profit for the three months ended March 31, 2024 was $74.5 million, an increase of 19.7%, compared to $62.3 million for the three months ended March 31, 2023. Gross margin increased 280 basis points to 24.2% for the three months ended March 31, 2024 compared to 21.4% for the three months ended March 31, 2023 primarily as a result of favorable product and channel mix, operational efficiencies in the Company's facilities and from the Services segment optimization.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $6.9 million, or 15.9%, to $50.2 million for the three months ended March 31, 2024, compared to $43.3 million for the three months ended March 31, 2023. The $6.9 million increase was due to planned higher marketing expense to support the growth of the Company's manufactured products and increased compensation expense. As a percentage of net sales, SG&A increased from 14.9% for the three months ended March 31, 2023 to 16.3% for the three months ended March 31, 2024 primarily as a result of the aforementioned increase in marketing expense.
Products Segment
Products segment SG&A increased $7.2 million, or approximately 20.5%, to $42.2 million for the three months ended March 31, 2024, compared to $35.0 million, for the three months ended March 31, 2023. This increase was primarily due to additional marketing and advertising costs to support the Company's manufactured brands.
Services Segment
Services segment SG&A decreased $0.3 million, or 3.4%, to $8.0 million, for the three months ended March 31, 2024, compared to $8.3 million, for the three months ended March 31, 2023.
Interest expense, net
Interest expense, net, increased $0.4 million to $9.1 million for the three months ended March 31, 2024, compared to $8.7 million for the three months ended March 31, 2023. This was due to an increase in the Company's variable rate debt due to higher interest rates, partially offset by lower debt balances and interest earned on the Company's cash and cash equivalents.
Provision for income taxes
Our effective tax rate was 2.1% and 4.4% for the three months ended March 31, 2024 and 2023, respectively, with a tax expense of $0.3 million and $0.4 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
Consolidated Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. We calculate EBITDA as net income adjusted for income tax expense, depreciation, amortization, and interest expense, net. We calculate Adjusted EBITDA as EBITDA adjusted for acquisition costs, stock-based compensation expense, integration and business transformation, and other one-time transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management in evaluating the Company's performance and the effectiveness of our business strategies. The Company presents EBITDA because it is a necessary component for computing Adjusted EBITDA.
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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the Three Months Ended
$'s in 000's	March 31, 2024	March 31, 2023
Net income	$15,027	$9,781
Plus:
Tax expense	327	448
Depreciation	3,442	3,521
Amortization	4,252	4,261
Interest expense, net	9,106	8,732
EBITDA	$32,154	$26,743
Acquisition costs(1)	—	538
Stock based compensation expense	2,609	2,466
Integration and business transformation costs(2)	502	976
Adjusted EBITDA	$35,265	$30,722
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Integration and business transformation costs, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT and ERP implementation costs.
Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity financing. As of March 31, 2024 and December 31, 2023, our cash and cash equivalents were $25.4 million and $116.4 million, respectively. As of March 31, 2024, we had an unused revolving credit facility with availability of $125.0 million, $291.8 million outstanding under our term loan, $143.8 million of outstanding convertible notes, and $14.5 million in other debt. Our debt agreements bear interest at rates between 4.00% and 10.17%. See “Note 2 — Debt” to our condensed consolidated financial statements included herein for a description of each of our debt arrangements.

Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth. Our primary working capital requirements are to fund inventory and accounts receivable to support our sales. Fluctuations in working capital are primarily driven by the timing of new product launches and seasonal retailer demand. As of March 31, 2024 and December 31, 2023, we had working capital (current assets less current liabilities) of $260.9 million and $241.3 million, respectively.

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

Cash Flows
Cash used in Operating Activities
Net cash used in operating activities was $85.1 million for the three months ended March 31, 2024, compared to $43.3 million used in operating activities for the three months ended March 31, 2023. The change in operating cash flows primarily reflects higher profitability offset by increased cash used in working capital of $46.9 million. Working capital changes are driven primarily by growth in accounts receivable, which is related to higher sales, and growth in inventory. Additionally in 2023 the Company benefited from improved vendor terms allowing for cash provided by accounts payable, with no comparable event in 2024.
Cash used in Investing Activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2024, compared to $29.5 million for the three months ended March 31, 2023. The decrease in net cash used in investing activities was primarily the result of $27.6 million of cash utilized in the acquisition of Rocco & Roxie in 2023 which had no comparable event.

Cash used in Financing Activities
Net cash used in financing activities was $5.1 million for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. The change in cash used in financing activities is primarily driven by tax withholding payments for restricted stock units.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of March 31, 2024, we had variable rate debt of approximately $291.8 million, primarily under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended March 31, 2024 by approximately $0.7 million.

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
Changes in Internal Control over Financial Reporting
There was no other change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to and/or are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that effect. The Company expenses legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to "Note 8 — Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 29, 2024. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Results of Operations

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

3.1
Second Amended and Restated Certificate of Incorporation of PetIQ, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

3.2	Amended and Restated Bylaws of PetIQ, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

May 9, 2024	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)