Form 10-Q
period 2024-06-30
PetIQ, Inc.
filed 2024-08-08
CIK 1668673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2024, we had 29,654,234 shares of Class A common stock and 231,540 shares of Class B common stock outstanding.

PetIQ, Inc.

PART I —FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continuing,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “project,” “should,” “will,” and similar expressions. Examples of forward-looking statements include, without limitation:
•statements concerning our proposed acquisition by entities affiliated with Bansk Group;
•statements of our expectations regarding the timing and completion of the proposed acquisition by entities affiliated with Bansk Group;
•statements regarding our strategies, results of operations or liquidity;
•statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;
•statements of management’s goals and objectives; and
•assumptions underlying statements regarding us or our business.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q; general economic or market conditions, including inflation and interest rates; overall consumer spending in our industry; our ability to successfully grow our business through acquisitions and our ability to integrate acquisitions; our dependency on a limited number of customers; our ability to implement our growth strategy effectively; our ability to continue to grow our Services segment; disruptions in our manufacturing, shipping, transportation and distribution chains; competition from veterinarians and others in our industry; reputational damage to our brands; the effectiveness of our marketing and trade promotion programs; recalls or withdrawals of our products or product liability claims; our ability to introduce new products and improve existing products; our failure to protect our intellectual property; costs associated with governmental regulation; our ability to keep and retain key employees; our ability to sustain profitability; cybersecurity risks, including breaches that result in business interruption and data loss; our substantial indebtedness and our ability to raise additional capital as needed; conditions to the closing of the pending Merger, including obtaining required regulatory approvals, which may not be satisfied or waived on a timely basis or otherwise; unforeseen events, changes or other circumstances could give rise to the termination of the Merger Agreement or affect the ability to recognize the benefits of the pending Merger; potential disruptions in current plans and operations caused by the pending Merger, including potential difficulties in employee retention; our ability to consummate the pending Merger within the expected time frame, or at all (see "Note 12 – Subsequent Events – Pending Merger with Bansk Group” in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 and Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q); and the risks set forth under the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and other reports filed from time to time with the Securities and Exchange Commission.

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

PetIQ, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in 000’s except for per share amounts)

	June 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$84,130	$116,369
Accounts receivable, net	214,978	142,511
Inventories	164,965	159,309
Other current assets	6,972	12,645
Total current assets	471,045	430,834
Property, plant and equipment, net	53,845	57,097
Operating lease right of use assets	16,804	19,079
Other non-current assets	1,675	2,083
Intangible assets, net	151,620	159,729
Goodwill	199,404	199,404
Total assets	$894,393	$868,226
Liabilities and equity
Current liabilities
Accounts payable	$142,230	$139,264
Accrued wages payable	14,175	16,734
Accrued interest payable	1,130	6,636
Other accrued expenses	12,357	10,692
Current portion of operating leases	5,827	7,608
Current portion of long-term debt and finance leases	6,959	8,595
Total current liabilities	182,678	189,529
Operating leases, less current installments	11,446	13,763
Long-term debt, less current installments	436,011	437,820
Finance leases, less current installments	343	516
Other non-current liabilities	3,600	3,600
Total non-current liabilities	451,400	455,699
Equity
Additional paid-in capital	392,169	387,349
Class A common stock, par value $0.001 per share, 125,000 shares authorized; 29,999 and 29,570 shares issued, respectively	29	29
Class B common stock, par value $0.001 per share, 8,402 shares authorized; 231 and 231 shares issued and outstanding, respectively	—	—
Class A treasury stock, at cost, 373 and 373 shares respectively	(3,857)	(3,857)
Accumulated deficit	(130,373)	(160,602)
Accumulated other comprehensive loss	—	(1,706)
Total stockholders' equity	257,968	221,213
Non-controlling interest	2,347	1,785
Total equity	260,315	222,998
Total liabilities and equity	$894,393	$868,226
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Operations (Unaudited, in 000’s except for per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product sales	$291,200	$278,167	$568,091	$537,160
Services sales	37,741	36,380	69,293	67,858
Total net sales	328,941	314,547	637,384	605,018
Cost of products sold	212,650	210,428	421,713	411,330
Cost of services	28,008	30,240	52,845	57,549
Total cost of sales	240,658	240,668	474,558	468,879
Gross profit	88,283	73,879	162,826	136,139
Operating expenses
Selling, general and administrative expenses	60,082	55,159	110,291	98,486
Impairment and other asset charges	2,620	—	2,620	—
Operating income	25,581	18,720	49,915	37,653
Interest expense, net	9,254	8,824	18,360	17,556
Other (income) expense, net	(24)	151	(150)	123
Total other expense, net	9,230	8,975	18,210	17,679
Pretax net income	16,351	9,745	31,705	19,974
Income tax expense	(885)	(192)	(1,212)	(640)
Net income	15,466	9,553	30,493	19,334
Net income attributable to non-controlling interest	144	85	264	167
Net income attributable to PetIQ, Inc.	$15,322	$9,468	$30,229	$19,167
Net income per share attributable to PetIQ, Inc. Class A common stock
Basic	$0.52	$0.32	$1.03	$0.66
Diluted	$0.49	$0.32	$0.96	$0.66
Weighted Average shares of Class A common stock outstanding
Basic	29,534	29,136	29,408	29,083
Diluted	34,940	29,373	34,949	29,218
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Comprehensive Income (Unaudited, in 000’s)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$15,466	$9,553	$30,493	$19,334
Foreign currency translation adjustment	(104)	287	(189)	236
Reclassification of foreign currency translation adjustment, realized upon sale	2,151	—	2,151	—
Comprehensive income	17,513	9,840	32,455	19,570
Comprehensive income attributable to non-controlling interest	401	87	520	169
Comprehensive income attributable to PetIQ, Inc.	$17,112	$9,753	$31,935	$19,401
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in 000’s)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$30,493	$19,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization of intangible assets and loan fees	15,834	19,769
Gain on disposition of property, plant, and equipment	(219)	—
Stock based compensation expense	5,401	5,208
Impairment and other asset charges	2,620	—
Other non-cash activity	2	(135)
Changes in assets and liabilities, net of business acquisition
Accounts receivable	(72,367)	(74,468)
Inventories	(5,797)	2,901
Other assets	1,568	(481)
Accounts payable	2,564	40,320
Accrued wages payable	(2,559)	252
Other accrued expenses	(4,806)	1,703
Net cash (used in) provided by operating activities	(27,266)	14,403
Cash flows from investing activities
Proceeds from disposition of property, plant, and equipment	726	—
Purchase of property, plant, and equipment	(3,221)	(4,128)
Proceeds from sale of business	2,655	—
Business acquisitions (net of cash acquired)	—	(27,634)
Net cash provided by (used in) investing activities	160	(31,762)
Cash flows from financing activities
Proceeds from issuance of long-term debt	50,000	35,000
Principal payments on long-term debt	(53,800)	(38,800)
Principal payments on finance lease obligations	(672)	(801)
Tax withholding payments on Restricted Stock Units	(2,843)	(969)
Exercise of options to purchase Class A common stock	2,304	—
Net cash used in financing activities	(5,011)	(5,570)
Net change in cash and cash equivalents	(32,117)	(22,929)
Effect of exchange rate changes on cash and cash equivalents	(122)	101
Cash and cash equivalents, beginning of period	116,369	101,265
Cash and cash equivalents, end of period	$84,130	$78,437
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Cash Flows, Continued (Unaudited, in 000’s)

	For the Six Months Ended June 30,
Supplemental cash flow information	2024	2023
Interest paid, net	$22,648	$16,657
Net change in property, plant, and equipment acquired through accounts payable	(116)	52
Finance lease additions	25	—
Income taxes paid, net of refunds	950	326
See accompanying notes to the condensed consolidated financial statements.

PetIQ, Inc. Condensed Consolidated Statements of Equity (Unaudited, in 000’s)

	Three Months Ended June 30, 2024
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - April 1, 2024	$(145,695)	$(1,790)	29,827	$29	373	$(3,857)	231	$—	$387,239	$1,924	$237,850
Other comprehensive income	—	1,790	—	—	—	—	—	—	—	257	2,047
Stock based compensation expense	—	—	—	—	—	—	—	—	2,770	22	2,792
Exercise of options to purchase common stock	—	—	127	—	—	—	—	—	2,304	—	2,304
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	45	—	—	—	—	—	(144)	—	(144)
Net income	15,322	—	—	—	—	—	—	—	—	144	15,466
Balance - June 30, 2024	$(130,373)	$—	29,999	$29	373	$(3,857)	231	$—	$392,169	$2,347	$260,315

	Six Months Ended June 30, 2024
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2024	$(160,602)	$(1,706)	29,570	$29	373	$(3,857)	231	$—	$387,349	$1,785	$222,998
Other comprehensive income	—	1,706	—	—	—	—	—	—	—	256	1,962
Stock based compensation expense	—	—	—	—	—	—	—	—	5,359	42	5,401
Exercise of options to purchase common stock	—	—	127	—	—	—	—	—	2,304	—	2,304
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	303	—	—	—	—	—	(2,843)	—	(2,843)
Net income	30,229	—	—	—	—	—	—	—	—	264	30,493
Balance - June 30, 2024	$(130,373)	$—	29,999	$29	373	$(3,857)	231	$—	$392,169	$2,347	$260,315

	Three Months Ended June 30, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - April 1, 2023	$(153,034)	$(2,275)	29,499	$29	373	$(3,857)	244	$—	$380,429	$1,857	$223,149
Other comprehensive income	—	285	—	—	—	—	—	—	—	2	287
Stock based compensation expense	—	—	—	—	—	—	—	—	2,720	23	2,743
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	52	—	—	—	—	—	(129)	—	(129)
Net income	9,468	—	—	—	—	—	—	—	—	85	9,553
Balance - June 30, 2023	$(143,566)	$(1,990)	29,551	$29	373	$(3,857)	244	$—	$383,020	$1,967	$235,603

	Six Months Ended June 30, 2023
	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A Common		Class A Treasury Stock		Class B Common		Additional Paid-in Capital	Non-controlling Interest	Total Equity
			Shares	Dollars	Shares	Dollars	Shares	Dollars
Balance - January 1, 2023	$(162,733)	$(2,224)	29,348	$29	373	$(3,857)	252	$—	$378,709	$1,869	$211,793
Exchange of LLC Interests held by LLC Owners	—	—	8	—	—	—	(8)	—	115	(115)	—
Other comprehensive income	—	234	—	—	—	—	—	—	—	2	236
Stock based compensation expense	—	—	—	—	—	—	—	—	5,165	44	5,208
Issuance of stock vesting of RSU's, net of tax withholdings	—	—	195	—	—	—	—	—	(969)	—	(969)
Net income	19,167	—	—	—	—	—	—	—	—	167	19,334
Balance - June 30, 2023	$(143,566)	$(1,990)	29,551	$29	373	$(3,857)	244	$—	$383,020	$1,967	$235,603

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

The Products segment consists of the Company's product manufacturing and distribution business through which the Company manufactures and distributes pet medication and health and wellness products to major U.S. retail and e-commerce channels through more than 60,000 points of distribution. The Company focuses its offerings on innovative, proprietary value-branded products, and leading third-party branded products for dogs and cats, including pet Rx medications, OTC medications and wellness products. The Products segment is further supported by its world-class medications manufacturing facility in Omaha, Nebraska and health and wellness manufacturing facility in Springville, Utah.
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
The condensed consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023 and related notes thereto included in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the "Annual Report"). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gula Buyer Inc. (“Parent”) and Gula Merger Sub Inc. (“Merger Sub”). If the pending Merger (as defined in Note 12 –Subsequent Events – Pending Merger with Bansk Group) is consummated, the Company will cease to be a publicly traded company. Assuming timely receipt of required regulatory approvals and timely satisfaction of other closing conditions, including the approval by our stockholders of the adoption of the Merger Agreement, we currently expect the closing of the Merger to occur during the fourth quarter of 2024. See Note 12 – Subsequent Events – Pending Merger with Bansk Group for information regarding the pending Merger.
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
Significant Accounting Policies

The Company's significant accounting policies are discussed in Note 1 – Principal Business Activity and Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three and six months ended June 30, 2024.
Sale of Foreign Subsidiary
On April 30, 2024, the Company sold Mark & Chappell ("M&C"), its foreign subsidiary within the Products segment, for approximately $4.0 million in net proceeds, including repatriated cash, and the Company expects to receive future royalties for certain licensed trademarks and related intellectual property. The Company recognized a $2.6 million loss in the second quarter of 2024.
Note 2 — Debt
Senior Secured Asset-Based Revolving Credit Facility
On April 13, 2021, Opco entered into an asset-based revolving credit agreement with KeyBank National Association, as administrative agent and collateral agent, and the lenders’ party thereto, that provides revolving credit commitments of $125.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (i) 90% of eligible investment-grade accounts; plus (ii) 85% of eligible other accounts; plus, (iii) 85% of the net orderly liquidation value of the cost of certain eligible on-hand and in-transit inventory; plus, (iv) at the option of Opco, 100% of qualified cash; minus (v) reserves. The ABL Facility bears interest at a variable rate plus a margin, with the variable rate being based on a base rate or Secured Overnight Financing Rate, ("SOFR") at the option of the Company. The rate at June 30, 2024 was 6.59%. The Company also pays a commitment fee on unused borrowings at a rate of 0.35%. As of June 30, 2024, no amounts were outstanding under the ABL Facility.
Senior Secured Term Loan Facility - Term Loan B
On April 13, 2021, Opco entered into a term credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent, and the lenders’ party thereto, that provides senior secured term loans of $300.0 million (the “Term Loan B”). The Term Loan B bears interest at a variable rate (with the variable rate being based on a base rate or SOFR at the option of the Company) plus a margin of 3.25% in the case of base rate loans, or 4.25% in the case of SOFR loans. SOFR rates are subject to a 0.50% floor. The interest rate at June 30, 2024 was 9.71%. The Term Loan B requires quarterly amortization payments of 0.25% of the original principal amount, with the balance due on the seventh anniversary of the closing date.
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

The following represents the Company’s long-term debt as of:

$'s in 000's	June 30, 2024	December 31, 2023
Convertible notes	$143,750	$143,750
Term loans	291,000	292,500
Revolving credit facility	—	—	[1]
Other debt	13,413	15,564
Net discount on debt and deferred financing fees	(5,613)	(6,587)
	$442,550	$445,227
Less current maturities of long-term debt	(6,539)	(7,407)
Total long-term debt	$436,011	$437,820
Future maturities of long-term debt, excluding the net discount on debt and deferred financing fees, as of June 30, 2024, are as follows:

($'s in 000's)
Remainder of 2024	$3,739
2025	4,600
2026	147,324
2027	3,600
2028	281,100
Thereafter	7,800

Note 3 — Intangible Assets and Goodwill
Goodwill and non-amortizable intangible assets
Intangible assets consist of the following at:

$'s in 000's	Useful Lives	June 30, 2024	December 31, 2023
Amortizable intangibles
Certification	7 years	$350	$350
Customer relationships	12-20 years	159,291	159,291
Patents and processes	5-10 years	12,855	12,855
Brand names	5-15 years	30,906	30,906
Total amortizable intangibles		203,402	203,402
Less accumulated amortization		(85,021)	(76,912)
Total net amortizable intangibles		118,381	126,490
Non-amortizable intangibles
Trademarks and other		33,239	33,239
Intangible assets, net of accumulated amortization		$151,620	$159,729
Certain intangible assets are denominated in currencies other than the U.S. Dollar; therefore, their gross and net carrying values are subject to foreign currency movements. Amortization expense for the three months ended June 30, 2024, and 2023 was $3.9 million and $6.5 million, respectively. Amortization expense for the six months ended June 30, 2024, and 2023 was $8.2 million and $10.7 million, respectively.
1

Estimated future amortization expense for each of the following years is as follows:

Years ending December 31, ($'s in 000's)
Remainder of 2024	$7,765
2025	14,899
2026	14,303
2027	13,640
2028	12,295
Thereafter	55,479
The following is a summary of the changes in the carrying value of goodwill for the period from January 1, 2023 to June 30, 2024:

	Reporting Unit
($'s in 000's)	Products	Services	Total
Goodwill as of January 1, 2023	$183,306	$—	$183,306
Foreign currency translation	252	—	252
R&R Acquisition	20,641	—	20,641
Transfer to held for sale	(4,795)	—	(4,795)
Goodwill as of December 31, 2023	199,404	—	199,404
Goodwill as of June 30, 2024	$199,404	$—	$199,404
Note 4 — Income Tax
The Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to significant volatility due to several factors, including the Company's ability to accurately predict the Company’s pre-tax and taxable income and loss and the mix of jurisdictions to which they relate.
The Company's effective tax rate from continuing operations was 5.4% and 3.8% for the three and six months ended June 30, 2024, respectively, and 2.0% and 3.2% for the three and six months ended June 30, 2023, respectively, including discrete items. The Company's effective tax rate for the three and six months ended June 30, 2024 and 2023 was different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
The Company has assessed the realizability of the net deferred tax assets as of June 30, 2024 and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income to realize its deferred tax assets. The Company believes it is more likely than not that the benefit from recorded deferred tax assets will not be realized.
Based on the Company's current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that all or a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	For the Three Months Ended		For the Six Months Ended
(in 000's, except for per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income	$15,466	$9,553	$30,493	$19,334
Less: net income attributable to non-controlling interests	144	85	264	167
Net income attributable to PetIQ, Inc. — basic	15,322	9,468	30,229	19,167
Plus: interest expense on Convertible Notes	1,691	—	3,379	—
Net income attributable to PetIQ, Inc. — diluted	$17,013	$9,468	$33,608	$19,167
Denominator(1):
Weighted-average shares of Class A common stock outstanding — basic	29,534	29,136	29,408	29,083
Dilutive effect of share-based compensation awards(2)	558	237	693	135
Dilutive effect of conversion of Notes(3)	4,848	—	4,848	—
Weighted-average shares of Class A common stock outstanding — diluted	34,940	29,373	34,949	29,218

Earnings per share of Class A common stock — basic	$0.52	$0.32	$1.03	$0.66
Earnings per share of Class A common stock — diluted	$0.49	$0.32	$0.96	$0.66
(1) Shares of the Company’s Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
(2) For the three and six months ended June 30, 2024, 1,136 thousand and 1,078 thousand of outstanding share-based compensation awards, respectively, were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive. For the three and six months ended June 30, 2023, 2,134 thousand and 2,199 thousand of outstanding share-based compensation awards, respectively, were excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
(3) The dilutive impact of the Notes has been included in the dilutive earnings per share calculation for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, 4,848 thousand shares of common stock associated with the assumed conversion of the Notes have been excluded from the computation of diluted earnings per share, as the effect of including those shares would be anti-dilutive.
Note 6 — Stock Based Compensation

Stock Options
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2023. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients. No options were issued during the three and six months ended June 30, 2024.
Restricted Stock Units
The Company awards RSUs to certain employees under the Plan, which are subject to time-based vesting conditions. Upon a termination of service relationship by the Company, all unvested RSUs will generally be forfeited and the shares of common stock underlying such awards will become available for issuance under the Plan. The fair value of RSUs are measured based on the closing fair market value of the Company’s common stock on the date of grant. At June 30, 2024, total unrecognized compensation cost related to unvested RSUs was $25.3 million and is expected to vest over a weighted average of 2.9 years.
The fair value of these equity awards is amortized to equity based compensation expense over the vesting period, which totaled $2.6 million and $4.9 million for the three and six months ended June 30, 2024, and $2.3 million and $4.3 million for the three and six months ended June 30, 2023, respectively. All stock based compensation expense is included in selling, general and administrative expenses based on the role of recipients.
The following table summarizes the activity of the Company’s RSUs for the period ended June 30, 2024.

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	853	$23.06
Granted	1,313	12.02
Settled	(234)	22.72
Forfeited and cancelled	(244)	16.18
Outstanding at December 31, 2023	1,688	$15.26
Granted	692	17.37
Settled	(463)	16.38
Forfeited and canceled	(58)	16.14
Nonvested RSUs at June 30, 2024	1,859	$15.74
Note 7 — Non-Controlling Interests
The following table presents the outstanding membership interests in HoldCo ("LLC Interests") and changes in LLC Interests for the periods presented.

	LLC Interests held			% of Total
$'s in 000's	LLC Owners	PetIQ, Inc.	Total	LLC Owners	PetIQ, Inc.
As of January 1, 2023	252	28,974	29,226	0.9%	99.1%
Stock based compensation transactions	—	201	201
Exchange transactions	(21)	21	—
As of December 31, 2023	231	29,196	29,427	0.8%	99.2%
Stock based compensation transactions	—	430	430
As of June 30, 2024	231	29,626	29,857	0.8%	99.2%
Note that certain figures shown in the table above may not recalculate due to rounding.
For the three and six months ended June 30, 2024 and 2023 the Company owned a weighted average of 99.2% of HoldCo, respectively.
Note 8 — Commitments and Contingencies
Litigation Contingencies
The Company records a liability for a particular contingency when the Company determines the contingency is probable and estimable. The Company had no accrual for litigation related matters as of June 30, 2024 and December 31, 2023, respectively. The Company includes any related expenses within selling, general and administrative expenses.

During the six months ended June 30, 2024, the Company recorded $0.3 million of expense associated with the settlement of a lawsuit brought against the Company.
Commitments
The Company has commitments for long-term debt that are discussed further in Note 2 — Debt, and leases. In addition, the Company has purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.
Note 9 — Segments
The Company has two operating segments: Products and Services. The Products segment consists of the Company’s manufacturing and distribution business. The Services segment consists of the Company’s veterinary services and related product sales. The segments are based on the discrete financial information reviewed by the Chief Operating Decision Maker (“CODM”) to make resource allocation decisions and to evaluate performance. The Company measures and evaluates its reportable segments based on their respective Segment Adjusted EBITDA performance. The Company allocates certain capital expenditures and costs, such as accounting, legal, human resources, information technology and corporate headquarters expenses, to the Company's segments on a pro rata basis based on net sales to better align with the discrete financial information reviewed by the Company's CODM.
Financial information relating to the Company’s operating segments for the three months ended:

$'s in 000's	Products	Services
June 30, 2024
Net sales	$291,200	$37,741
Segment Adjusted EBITDA	35,930	3,227
Depreciation expense	2,116	1,044

$'s in 000's	Products	Services
June 30, 2023
Net sales	$278,167	$36,380
Segment Adjusted EBITDA	33,279	1,511
Depreciation expense	1,861	2,303
Financial information relating to the Company’s operating segments for the six months ended:

$'s in 000's	Products	Services
June 30, 2024
Net sales	$568,091	$69,293
Segment Adjusted EBITDA	70,535	4,133
Depreciation expense	4,340	2,262

$'s in 000's	Products	Services
June 30, 2023
Net sales	$537,160	$67,858
Segment Adjusted EBITDA	65,474	2,362
Depreciation expense	3,677	4,008
The following table reconciles Segment Adjusted EBITDA to Net income for the periods presented.

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Segment Adjusted EBITDA:
Product	$35,930	$33,279	$70,535	$65,474
Services	3,227	1,511	4,133	2,362
Total	39,157	34,790	74,668	67,836
Adjustments:
Depreciation	(3,160)	(4,164)	(6,602)	(7,685)
Amortization	(3,907)	(6,477)	(8,159)	(10,739)
Interest expense, net	(9,254)	(8,824)	(18,360)	(17,556)
Acquisition costs(1)	(198)	(297)	(198)	(835)
Stock based compensation expense	(2,792)	(2,743)	(5,401)	(5,208)
Non same-store adjustment(2)	(109)	(1,922)	(355)	(4,245)
Integration and business transformation costs(3)	(573)	(618)	(1,075)	(1,594)
Litigation expenses	(193)	—	(193)	—
Impairment and other asset charges(4)	(2,620)	—	(2,620)	—
Pretax net income	$16,351	$9,745	$31,705	$19,974
Income tax expense	(885)	(192)	(1,212)	(640)
Net income	$15,466	$9,553	$30,493	$19,334
(1) Acquisition costs include legal, accounting, banking, consulting, diligence, and other costs related to completed and contemplated acquisitions.
(2) Non same-store adjustment includes sales and costs, and associated gross profit, related to the Company's Services segment wellness centers with less than six full quarters of operating results, and also include pre-opening expenses.
(3) Integration and business transformation costs, including personnel costs such as severance and retention bonuses, consulting costs, contract termination costs and IT and ERP implementation costs.
(4) Impairment and other asset charges includes asset charges associated with the Company's sale of its foreign subsidiary, M&C, on April 30, 2024.
Supplemental geographic disclosures are below.

	Three Months Ended June 30, 2024
$'s in 000's	U.S.	Foreign	Total
Product sales	$289,652	$1,548	$291,200
Services sales	37,741	—	37,741
Total net sales	$327,393	$1,548	$328,941

	Three Months Ended June 30, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$276,074	$2,093	$278,167
Services sales	36,380	—	36,380
Total net sales	$312,454	$2,093	$314,547

	Six Months Ended June 30, 2024
$'s in 000's	U.S.	Foreign	Total
Product sales	$565,388	$2,703	$568,091
Services sales	$69,293	$—	$69,293
Total net sales	$634,681	$2,703	$637,384

	Six Months Ended June 30, 2023
$'s in 000's	U.S.	Foreign	Total
Product sales	$534,051	$3,109	$537,160
Services sales	67,858	—	67,858
Total net sales	$601,909	$3,109	$605,018
Property, plant, and equipment by geographic location is below.

	June 30, 2024	December 31, 2023
United States	$53,845	$57,097
Europe	—	—
Total	$53,845	$57,097

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

As a result of the optimization, the Company identified 149 underperforming wellness centers for closure. The Company closed 149 wellness centers during the year ended December 31, 2023 and as of June 30, 2024 continued to operate 133 wellness centers. Closure of the wellness centers required the Company to terminate leases early. The Company agreed upon termination amounts with retail partners in 2023 and made cash payments to settle remaining outstanding liability during the six months ended June 30, 2024. There were no restructuring expenses for the three and six months ended June 30, 2024.

Subsequent to June 30, 2024, the Company decided to close or convert essentially all remaining wellness centers within the Services segment. See Note 12 — Subsequent Events for additional information.

A roll forward of the Company's liability related to the optimization, which is included in accrued liabilities on the Company's condensed consolidated balance sheets, is as follows:

$'s in 000's	Liability at December 31, 2023	Expenses	Cash Payments	Non-Cash Amounts	Liability at June 30, 2024
Lease termination	$1,825	$—	$(1,825)	$—	$—
Variable lease expenses	1,010	—	(1,010)	—	—
Total Outstanding Restructuring Liability	$2,835	$—	$(2,835)	$—	$—
Note 11 — Related Parties
Chris Christensen, the brother of CEO, McCord Christensen, acts as the Company’s agent at Moreton Insurance, which acts as a broker for a number of the Company’s insurance policies which renew at various dates throughout the year. Total annual policy premiums for policies in place at June 30, 2024 and 2023 was $6.2 million and $6.6 million, respectively. Mr. Chris Christensen earns various forms of compensation based on the specifics of each policy.

Katie Turner, the spouse of CEO, McCord Christensen, is the owner of Acadia Investor Relations LLC, (“Acadia”) which acts as the Company’s investor relations consultant. Acadia was paid $0.06 million and $0.1 million for the three and six months ended June 30, 2024 and 2023, respectively.
Michael Glasman, the brother of CFO, Zvi Glasman, acted as a broker in connection with the Company's entry into a Master Services Agreement with Syndeo, LLC d/b/a Broadvoice ("Broadvoice") in February 2023 for the provision of certain information technology related services. The amount to be paid to Broadvoice over the 39-month agreement is estimated at $0.4 million. $0.03 million and $0.06 million was paid to Broadvoice for the three and six months ended June 30, 2024. No payments were made for the three and six months ended June 30, 2023. Mr. Michael Glasman earns various fees based on the services provided by Broadvoice
On April 30, 2024, the Company completed the sale of its foreign subsidiary M&C, to an entity affiliated with Kieran Carolan, who was the general manager of M&C at the time of sale. See Note 1 — Principal Business Activity and Significant Accounting Policies for more details.

Note 12 — Subsequent Events

On August 6, 2024, the Company initiated a plan to close 46 wellness centers in the third quarter of 2024 and to convert the remaining 87 wellness centers to community clinics in the fourth quarter of 2024 to improve Services segment profitability.

The Company estimates that it will incur approximately $10 million of restructuring charges in connection with the wellness center closures, including (i) approximately $2.5 million to $3.5 million of accelerated depreciation, (ii) approximately $2.3 million to $2.7 million in cash-based expenses related to employee severance payments, benefits and related costs, and (iii) $3.6 million to $4.6 million in lease and contract termination costs.

The Company expects that the execution of the wellness center closures and the majority of the cash payments related to the closures and conversions will be completed in the third and fourth quarters of 2024. The estimates of the charges and cash expenditures that the Company expects to incur in connection with the wellness center closures and conversions, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur.
Pending Merger with Bansk Group

On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gula Buyer Inc. (“Parent”), a Delaware corporation, and Gula Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Parent, Merger Sub and the Company will effect a merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Bansk Group (the “Bansk Group”).

The Board of Directors of the Company (the “Board”) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable, fair to and in the best interests of the Company and its stockholders, and approved the Merger Agreement and the transactions contemplated by the Merger Agreement. The Board also resolved to recommend that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock of the Company outstanding immediately prior to the Effective Time (including any such shares outstanding as a result of the automatic exchange of all outstanding shares of Class B common stock of the Company and all outstanding units of PetIQ Holdings, LLC not held by the Company or any of its subsidiaries for shares of Class A common stock in connection with the consummation of the Merger, and excluding any Dissenting Shares (as defined in the Merger Agreement) and any shares held by the Company, Parent or any of their respective subsidiaries) shall be canceled and cease to exist and be converted into the right to receive $31.00 in cash, without interest (the “Merger Consideration”), subject to applicable withholding taxes.

Pursuant to the Merger Agreement, at the Effective Time, each option to purchase shares of common stock of the Company that is outstanding immediately prior to the Effective Time (each, a “Company Option”) whether vested or unvested, will automatically be cancelled and converted into the right to receive an amount in cash equal to the product of (i) the total number of shares of common stock underlying such Company Option, multiplied by (ii) the excess, if any, of (A) the Merger Consideration over (B) the per share exercise price for such Company Option, less applicable tax withholdings. Any Company Option, whether vested or unvested, that has an exercise price per share that is greater than or equal to the Merger Consideration will be automatically cancelled at the Effective Time for no consideration or payment. Pursuant to the Merger Agreement, at the Effective Time, each of the Company’s outstanding restricted stock unit awards that is outstanding immediately prior to the Effective Time (each, a “Company RSU”) whether vested or unvested, will automatically be cancelled and converted solely into the right to receive an amount in cash equal to (i) the total number of shares of common stock underlying such Company RSU, multiplied by (ii) the Merger Consideration, less applicable tax withholdings.

Parent and Merger Sub have secured a combination of debt and equity financing, the aggregate proceeds of which Parent and Merger Sub have represented will be sufficient for Parent and Merger Sub to pay the aggregate Merger Consideration and consideration payable in respect of Company Options and Company RSUs, as well as other fees and expenses under the Merger Agreement. Parent has agreed to use its reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into on August 6, 2024, in connection with the Merger Agreement. In addition, (i) certain affiliates of the Bansk Group (the “Investors”) have provided to the Company an equity commitment letter between Parent and each Investor, pursuant to which the Investors have committed, on the terms and subject to the conditions thereof, to invest in Parent the cash amounts set forth therein and (ii) certain affiliates of the Bansk

Group (the “Guarantors”) have provided the Company with a limited guarantee in favor of the Company, pursuant to which each Guarantor is guaranteeing, subject to the terms and conditions contained therein, the payment, if payable, of the Parent Termination Fee (as defined below) and certain other payment obligations of Parent under the Merger Agreement.

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement and approval of the Merger by the holders of at least a majority of the outstanding shares of the Company’s common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the absence of an order or law preventing the Merger. The Merger is not subject to a financing condition.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Parent and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business prior to the closing of the Merger.

The Company is subject to customary “no-shop” restrictions on its ability (and the ability of its subsidiaries and representatives) to (1) solicit, initiate, propose or induce the making or knowingly encourage, facilitate or assist alternative acquisition proposals from third parties, (2) subject to certain exceptions, provide nonpublic information relating to the Company or any of its subsidiaries to third parties regarding alternative acquisition proposals or (3) engage in discussions or negotiations with third parties regarding alternative acquisition proposals. In addition, the Company has agreed that, subject to certain exceptions, the Board will not withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Parent or Merger Sub, as it relates to its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

The Company or Parent may terminate the Merger Agreement prior to the Effective Time if: (1) a governmental body issues or enacts an order, injunction or other legal requirement enjoining or otherwise prohibiting the consummation of the Merger, which has become final and non-appealable, (2) if the Effective Time has not occurred on or prior to 11:59 p.m. Eastern Time on February 7, 2025 (such date, the “Termination Date”) and (3) the stockholders of the Company fail to adopt the Merger Agreement. The Company may terminate the Merger Agreement in certain additional limited circumstances, including to allow the Company to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain additional limited circumstances, including if the Board withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee (the “Company Termination Fee”) of $34,606,500. Specifically, the Company Termination Fee is payable if (1) the Merger Agreement is terminated in certain circumstances; (2) prior to such termination (but after the date of the Merger Agreement) a proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Board and not publicly withdrawn (if made publicly); and (3) within twelve months of such termination, the Company subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated. The Company Termination Fee will also be payable if the Merger Agreement is terminated: (1) by Parent (a) if the Board withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger or (b) for the Company’s uncured willful breach of the “no-shop” restrictions; or (2) by the Company in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal. Upon termination of the Merger Agreement under certain other specified circumstances, Parent will be required to pay the Company a termination fee (the “Parent Termination Fee”) of $69,213,000.

The Merger Agreement also provides that the Company, on the one hand, or Parent and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. In the event the Merger Agreement is validly terminated, Parent’s and Merger Sub’s aggregate liability for monetary damages for breaches of the Merger Agreement are capped at the amount of the Parent Termination Fee plus Enforcement Expenses and Reimbursement Obligations (as such terms are defined in the Merger Agreement), and the Company’s liability for monetary damages for breaches of the Merger Agreement are capped at $100,000,000 plus any Enforcement Expenses (as defined in the Merger Agreement).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is incorporated herein by reference as Exhibit 2.1.

In connection with the execution of the Merger Agreement, on the terms and subject to the conditions set forth therein, the Company’s Chief Executive Officer, McCord Christensen, has entered into an amended and restated employment agreement with the Company, to become effective at the closing of the Merger, and certain stockholders (collectively, the “Rollover Persons”) have each entered into a rollover agreement (collectively, the “Rollover Agreements”) with a parent entity of Parent (“TopCo”), pursuant to which, among other things, (i) immediately prior to and contingent upon the occurrence of the Merger, TopCo will issue to each Rollover Person a number of newly issued non-voting common units of TopCo in exchange for a number of shares in the Company held by such Rollover Person having an equivalent value (collectively, the “Rollover Shares”) and (ii) certain Rollover Persons will reinvest a portion of their respective after-tax proceeds from the consideration received in respect of their Company Options and Company RSUs into a number of newly issued non-voting common units of TopCo, on the terms and subject to the conditions set forth in the applicable Rollover Agreement. The Rollover Agreements also contemplate that at the closing, each of the Rollover Persons will enter into an amended and restated limited partnership agreement of TopCo and that the TopCo units received by the Rollover Persons pursuant to their respective Rollover Agreements will be subject to the restrictions on transfer and other terms and conditions of such limited partnership agreement. The Rollover Persons will not be entitled to receive the Merger Consideration in respect of the Rollover Shares.

Assuming timely receipt of required regulatory approvals and timely satisfaction of other closing conditions, including the approval by our stockholders of the adoption of the Merger Agreement, we currently expect the closing of the Merger to occur during the fourth quarter of 2024.
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

Our Services segment consists of veterinary services, and related product sales, provided by us directly to consumers. Our national veterinarian service platform operates at over 2,600 community clinic locations and wellness centers hosted at retailers across 39 states providing cost effective and convenient veterinary wellness services. We offer diagnostic tests, vaccinations, prescription medications, microchipping, grooming and hygiene and wellness checks.
We are the managing member of PetIQ Holdings, LLC (“HoldCo”), a Delaware limited liability company, which is the sole member of PetIQ, LLC (“Opco”) and, through HoldCo, operates and controls all of the business and affairs of Opco.

Recent Developments

Pending Merger with Bansk Group

On August 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gula Buyer Inc. (“Parent”), a Delaware corporation, and Gula Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Parent, Merger Sub and the Company will effect a merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Bansk Group (the “Bansk Group”).

The Board of Directors of the Company (the “Board”) determined that the transactions contemplated by the Merger Agreement, including the Merger, are advisable, fair to and in the best interests of the Company and its stockholders, and approved the Merger Agreement and the transactions contemplated by the Merger Agreement. The Board also resolved to recommend that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock of the Company outstanding immediately prior to the Effective Time (including any such shares outstanding as a result of the automatic exchange of all outstanding shares of Class B common stock of the Company and all outstanding units of PetIQ Holdings, LLC not held by the Company or any of its subsidiaries for shares of Class A common stock in connection with the consummation of the Merger, and excluding any Dissenting Shares (as defined in the Merger Agreement) and any shares held by the Company, Parent or any of their respective subsidiaries) shall be canceled and cease to exist and be converted into the right to receive $31.00 in cash, without interest (the “Merger Consideration”), subject to applicable withholding taxes.

Pursuant to the Merger Agreement, at the Effective Time, each option to purchase shares of common stock of the Company that is outstanding immediately prior to the Effective Time (each, a “Company Option”) whether vested or unvested, will automatically be cancelled and converted into the right to receive an amount in cash equal to the product of (i) the total number of shares of common stock underlying such Company Option, multiplied by (ii) the excess, if any, of (A) the Merger Consideration over (B) the per share exercise price for such Company Option, less applicable tax withholdings. Any Company Option, whether vested or unvested, that has an exercise price per share that is greater than or equal to the Merger Consideration will be automatically cancelled at the Effective Time for no consideration or payment. Pursuant to the Merger Agreement, at the Effective Time, each of the Company’s outstanding restricted stock unit awards that is outstanding immediately prior to the Effective Time (each, a “Company RSU”) whether vested or unvested, will automatically be cancelled and converted solely into the right to receive an amount in cash equal to (i) the total number of shares of common stock underlying such Company RSU, multiplied by (ii) the Merger Consideration, less applicable tax withholdings.

Parent and Merger Sub have secured a combination of debt and equity financing, the aggregate proceeds of which Parent and Merger Sub have represented will be sufficient for Parent and Merger Sub to pay the aggregate Merger Consideration and consideration payable in respect of Company Options and Company RSUs, as well as other fees and expenses under the Merger Agreement. Parent has agreed to use its reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into on August 6, 2024, in connection with the Merger Agreement. In addition, (i) certain affiliates of the Bansk Group (the “Investors”) have provided to the Company an equity commitment letter between Parent and each Investor, pursuant to which the Investors have committed, on the terms and subject to the conditions thereof, to invest in Parent the cash amounts set forth therein and (ii) certain affiliates of the Bansk Group (the “Guarantors”) have provided the Company with a limited guarantee in favor of the Company, pursuant to which each Guarantor is guaranteeing, subject to the terms and conditions contained therein, the payment, if payable, of the Parent Termination Fee (as defined below) and certain other payment obligations of Parent under the Merger Agreement.

Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement and approval of the Merger by the holders of at least a majority of the outstanding shares of the Company’s common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the absence of an order or law preventing the Merger. The Merger is not subject to a financing condition.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Parent and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business prior to the closing of the Merger.

The Company is subject to customary “no-shop” restrictions on its ability (and the ability of its subsidiaries and representatives) to (1) solicit, initiate, propose or induce the making or knowingly encourage, facilitate or assist alternative acquisition proposals from third parties, (2) subject to certain exceptions, provide nonpublic information relating to the Company or any of its subsidiaries to third parties regarding alternative acquisition proposals or (3) engage in discussions or negotiations with third parties regarding alternative acquisition proposals. In addition, the Company has agreed that, subject to certain exceptions, the Board will not withdraw, withhold, amend or qualify or modify, in each case, in a manner adverse to Parent or Merger Sub, as it relates to its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

The Company or Parent may terminate the Merger Agreement prior to the Effective Time if: (1) a governmental body issues or enacts an order, injunction or other legal requirement enjoining or otherwise prohibiting the consummation of the Merger, which has become final and non-appealable, (2) if the Effective Time has not occurred on or prior to 11:59 p.m. Eastern Time on February 7, 2025 (such date, the “Termination Date”) and (3) the stockholders of the Company fail to adopt the Merger Agreement. The Company may terminate the Merger Agreement in certain additional limited circumstances, including to allow the Company to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). Parent may terminate the Merger Agreement in certain additional limited circumstances, including if the Board withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger.

Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee (the “Company Termination Fee”) of $34,606,500. Specifically, the Company Termination Fee is payable if (1) the Merger Agreement is terminated in certain circumstances; (2) prior to such termination (but after the date of the Merger Agreement) a proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Board and not publicly withdrawn (if made publicly); and (3) within twelve months of such termination, the Company subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated. The Company Termination Fee will also be payable if the Merger Agreement is terminated: (1) by Parent (a) if the Board withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger or (b) for the Company’s uncured willful breach of the “no-shop” restrictions; or (2) by the Company in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal. Upon termination of the Merger Agreement under certain other specified circumstances, Parent will be required to pay the Company a termination fee (the “Parent Termination Fee”) of $69,213,000.

The Merger Agreement also provides that the Company, on the one hand, or Parent and Merger Sub, on the other hand, may specifically enforce the obligations under the Merger Agreement, including the obligation to consummate the Merger if the conditions set forth in the Merger Agreement are satisfied. In the event the Merger Agreement is validly terminated, Parent’s and Merger Sub’s aggregate liability for monetary damages for breaches of the Merger Agreement are capped at the amount of the Parent Termination Fee plus Enforcement Expenses and Reimbursement Obligations (as such terms are defined in the Merger Agreement), and the Company’s liability for monetary damages for breaches of the Merger Agreement are capped at $100,000,000 plus any Enforcement Expenses (as defined in the Merger Agreement).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is incorporated herein by reference as Exhibit 2.1.

In connection with the execution of the Merger Agreement, on the terms and subject to the conditions set forth therein, the Company’s Chief Executive Officer, McCord Christensen, has entered into an amended and restated employment agreement with the Company, to become effective at the closing of the Merger, and certain stockholders (collectively, the “Rollover Persons”) have each entered into a rollover agreement (collectively, the “Rollover Agreements”) with a parent entity of Parent (“TopCo”), pursuant to which, among other things, (i) immediately prior to and contingent upon the occurrence of the Merger, TopCo will issue to each Rollover Person a number of newly issued non-voting common units of TopCo in exchange for a number of shares in the Company held by such Rollover Person having an equivalent value (collectively, the “Rollover Shares”) and (ii) certain Rollover Persons will reinvest a portion of their respective after-tax proceeds from the consideration received in respect of their Company Options and Company RSUs into a number of newly issued non-voting common units of TopCo, on the terms and subject to the conditions set forth in the applicable Rollover Agreement. The Rollover Agreements also contemplate that at the closing, each of the Rollover Persons will enter into an amended and restated limited partnership agreement of TopCo and that the TopCo units received by the Rollover Persons pursuant to their respective Rollover Agreements will be subject to the restrictions on transfer and other terms and conditions of such limited partnership agreement. The Rollover Persons will not be entitled to receive the Merger Consideration in respect of the Rollover Shares.

Assuming timely receipt of required regulatory approvals and timely satisfaction of other closing conditions, including the approval by our stockholders of the adoption of the Merger Agreement, we currently expect the closing of the Merger to occur during the fourth quarter of 2024.

Wellness Center Closures

On August 6, 2024, the Company initiated a plan to close 46 wellness centers in the third quarter of 2024 and to convert the remaining 87 wellness centers to community clinics in the fourth quarter of 2024 to improve Services segment profitability.

The Company estimates that it will incur approximately $10 million of restructuring charges in connection with the wellness center closures, including (i) approximately $2.5 million to $3.5 million of accelerated depreciation, (ii) approximately $2.3 million to $2.7 million in cash-based expenses related to employee severance payments, benefits and related costs, and (iii) $3.6 million to $4.6 million in lease and contract termination costs.

The Company expects that the execution of the wellness center closures and the majority of the cash payments related to the closures and conversions will be completed in the third and fourth quarters of 2024. The estimates of the charges and cash expenditures that the Company expects to incur in connection with the wellness center closures and conversions, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur.

Results of Operations
The following tables set forth our condensed consolidated statements of operations in dollars and as a percentage of net sales for the periods presented:

	For the Three Months Ended		% of Net Sales for the Three Months Ended
$'s in 000's	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product sales	$291,200	$278,167	88.5%	88.4%
Services sales	37,741	36,380	11.5%	11.6%
Total net sales	328,941	314,547	100.0%	100.0%
Cost of products sold	212,650	210,428	64.6%	66.9%
Cost of services	28,008	30,240	8.5%	9.6%
Total cost of sales	240,658	240,668	73.2%	76.5%
Gross profit	88,283	73,879	26.8%	23.5%
Selling, general and administrative expenses	60,082	55,159	18.3%	17.5%
Impairment and other asset charges	2,620	—	0.8%	—%
Operating income	25,581	18,720	7.8%	6.0%
Interest expense, net	9,254	8,824	2.8%	2.8%
Other (income) expense, net	(24)	151	—%	—%
Total other expense, net	9,230	8,975	2.8%	2.9%
Pretax net income	16,351	9,745	5.0%	3.1%
Income tax expense	(885)	(192)	(0.3)%	(0.1)%
Net income	$15,466	$9,553	4.7%	3.0%

	For the Six Months Ended		% of Net Sales for the Six Months Ended
$'s in 000's	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product sales	$568,091	$537,160	89.1%	88.8%
Services sales	69,293	67,858	10.9%	11.2%
Total net sales	637,384	605,018	100.0%	100.0%
Cost of products sold	421,713	411,330	66.2%	68.0%
Cost of services	52,845	57,549	8.3%	9.5%
Total cost of sales	474,558	468,879	74.5%	77.5%
Gross profit	162,826	136,139	25.5%	22.5%
Selling, general and administrative expenses	110,291	98,486	17.3%	16.3%
Impairment and other asset charges	2,620	—	0.4%	—%
Operating income	49,915	37,653	7.8%	6.2%
Interest expense, net	18,360	17,556	2.9%	2.9%
Other (income) expense, net	(150)	123	—%	—%
Total other expense, net	18,210	17,679	2.9%	2.9%
Pretax net income	31,705	19,974	5.0%	3.3%
Income tax expense	(1,212)	(640)	(0.2)%	(0.1)%
Net income	$30,493	$19,334	4.8%	3.2%

Three Months Ended June 30, 2024 Compared With Three Months Ended June 30, 2023
Net sales
Consolidated Net Sales
Consolidated net sales increased $14.4 million, or 4.6%, to $328.9 million for the three months ended June 30, 2024, compared to $314.5 million for the three months ended June 30, 2023. Net sales growth of $13.0 million within the Products segment was driven by broad strength across most product categories on strong consumer demand, led by manufacturing categories, distributed categories, and co-manufacturing. The Services segment sales grew by $1.4 million driven by growth in mobile community clinic sales, partially offset by the closure of 149 wellness centers in the second half of 2023.
Products Segment
Products segment sales increased $13.0 million, or 4.7%, to $291.2 million for the three months ended June 30, 2024, compared to $278.2 million for the three months ended June 30, 2023. This increase was driven by broad strength across most product categories on strong consumer demand, led by manufacturing categories, distributed categories, and co-manufacturing.
Services Segment
Services segment sales increased $1.4 million, or 3.7%, to $37.7 million for the three months ended June 30, 2024, compared to $36.4 million for the three months ended June 30, 2023. The increase in Services segment sales reflects growth in mobile community clinic sales, partially offset by the closure of 149 wellness centers in the second half of 2023.
Gross profit

Gross profit for the three months ended June 30, 2024 was $88.3 million, an increase of 19.5%, compared to $73.9 million for the three months ended June 30, 2023. Gross margin increased 330 basis points to 26.8% for the three months ended June 30, 2024 compared to 23.5% for the three months ended June 30, 2023. Our Products segment contributed approximately $10.8 million, primarily as a result of favorable product and channel mix resulting primarily from the increase in sales of our higher margin manufactured portfolio, as well as operational efficiencies on higher volumes. Our Services segment contributed approximately $3.6 million, primarily due to the Services segment optimization.
Selling, general and administrative expenses
Consolidated selling, general and administrative expenses (“SG&A”) increased $4.9 million, or 8.9%, to $60.1 million for the three months ended June 30, 2024, compared to $55.2 million for the three months ended June 30, 2023. The $4.9 million increase was due to planned higher marketing expense to support the growth of our manufactured products, increased compensation expense, and higher variable fulfillment costs, partially offset by lower professional services expenses, benefits from the Services segment optimization, and amortization related to termination of an in-process research and development agreement during the three months ended June 30, 2023 which had no comparable event in the current period. As a percentage of net sales, SG&A increased from 17.5% for the three months ended June 30, 2023 to 18.3% for the three months ended June 30, 2024 primarily as a result of the aforementioned increase in marketing expense.
Products Segment
Products segment SG&A increased $6.0 million, or approximately 13.2%, to $51.5 million for the three months ended June 30, 2024, compared to $45.5 million, for the three months ended June 30, 2023. This increase was primarily due to additional marketing and advertising costs to support our manufactured brand, increased compensation expense and higher variable fulfillment costs, partially offset by lower professional services expenses and amortization related to termination of an in-process research and development agreement during the three months ended June 30, 2023 which had no comparable event in the current period.

Services Segment
Services segment SG&A decreased $1.0 million, or 10.7%, to $8.6 million, for the three months ended June 30, 2024, compared to $9.6 million, for the three months ended June 30, 2023 primarily as a result of the Services segment optimization.
Impairment and other asset charges
During the three months ended June 30, 2024, we sold our foreign subsidiary, M&C. In connection with the sale of the business, we recorded an asset charge of $2.6 million for the three months ended June 30, 2024 for which there was no comparable event during the prior year period.
Interest expense, net
Interest expense, net, increased $0.4 million to $9.3 million for the three months ended June 30, 2024, compared to $8.8 million for the three months ended June 30, 2023. This was due to higher interest rates incurred associated with our variable rate debt, partially offset by lower debt balances and interest earned on the our cash and cash equivalents.
Provision for income taxes
Our effective tax rate was 5.4% and 2.0% for the three months ended June 30, 2024 and 2023, respectively, with a tax expense of $0.9 million and $0.2 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of the change in valuation allowance, state taxes, and the foreign rate differential.
Six Months Ended June 30, 2024 Compared With Six Months Ended June 30, 2023
Net sales
Consolidated Net Sales
Consolidated net sales increased $32.4 million, or 5.3%, to $637.4 million for the six months ended June 30, 2024, compared to $605.0 million for the six months ended June 30, 2023. Net sales growth of $30.9 million within the Products segment was driven by broad strength across most product categories on strong consumer demand, including manufacturing categories, distributed categories, and co-manufacturing. The Services segment sales grew by $1.4 million driven by growth in mobile community clinic sales, partially offset by the closure of 149 wellness centers in the second half of 2023.
Products Segment
Product sales increased $30.9 million, or 5.8%, to $568.1 million for the six months ended June 30, 2024, compared to $537.2 million for the six months ended June 30, 2023. This increase was driven by broad strength across most product categories on strong consumer demand, including manufacturing categories, distributed categories, and co-manufacturing.
Services Segment
Services sales increased $1.4 million, or 2.1%, to $69.3 million for the six months ended June 30, 2024, compared to $67.9 million for the six months ended June 30, 2023. The increased service sales were driven by growth in mobile community clinic sales, partially offset by the closure of 149 wellness centers in the second half of 2023.
Gross profit
Gross profit increased by $26.7 million, or 19.6%, to $162.8 million for the six months ended June 30, 2024, compared to $136.1 million for the six months ended June 30, 2023. Gross margin increased to 25.5% for the six months ended June 30, 2024, compared to 22.5% for the six months ended June 30, 2023. Our Products segment contributed approximately $20.5 million, primarily as a result of favorable product and channel mix resulting primarily from the increase in sales of our higher margin manufactured portfolio as well as, operational efficiencies on higher volumes. Our Services segment contributed approximately $6.1 million, primarily due to the Services segment optimization.

Selling, general and administrative expenses
Consolidated SG&A increased by $11.8 million, or 12.0%, to $110.3 million for the six months ended June 30, 2024, compared to $98.5 million for the six months ended June 30, 2023, primarily driven by increases in variable fulfillment costs, compensation, benefits from the Services segment optimization, and increased marketing spend to support our branded portfolio, partially offset by decreases in professional services expenses, benefits from the Services segment optimization, and amortization related to termination of an in-process research and development agreement during the six months ended June 30, 2023 which had no comparable event in the current period. As a percentage of net sales, SG&A increased from 16.3% for the six months ended June 30, 2023 to 17.3% for the six months ended June 30, 2024, primarily as a result of the aforementioned increase in marketing expense.
Products Segment
Products segment SG&A increased $13.2 million or approximately 16.4% to $93.7 million for the six months ended June 30, 2024, compared to $80.5 million for the six months ended June 30, 2023. This increase was driven by variable fulfillment costs, compensation, and increased marketing spend to support our branded portfolio, partially offset by decreases in professional services expenses and amortization related to termination of an in-process research and development agreement during the six months ended June 30, 2023 which had no comparable event in the current period.
Services Segment
Services segment SG&A decreased $1.3 million, or 7.4%, to $16.6 million for the six months ended June 30, 2024, compared to $17.9 million for the six months ended June 30, 2023. This decrease was driven by benefits from the Services segment optimization.
Impairment and other asset charges
During the six months ended June 30, 2024, we sold our foreign subsidiary, M&C. In connection with the sale of the business, we recorded an asset charge of $2.6 million for the six months ended June 30, 2024 for which there was no comparable event during the prior year period.
Interest expense, net
Interest expense, net, increased $0.8 million to $18.4 million for the six months ended June 30, 2024, compared to $17.6 million for the six months ended June 30, 2023. This was due to higher interest rates incurred associated with our variable rate debt, partially offset by lower debt balances and interest earned on our cash and cash equivalents.
Provision for income taxes
Our effective tax rate was 3.8% and 3.2% for the six months ended June 30, 2024 and 2023, respectively, with a tax expense of $1.2 million and $0.6 million, respectively. The tax rate is different than the U.S federal statutory income tax rate of 21% primarily due to the effects of a change in valuation allowance, state taxes, and the foreign rate differential.
Consolidated Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA are non-GAAP financial measures. We calculate EBITDA as net income adjusted for income tax expense, depreciation, amortization, and interest expense, net. We calculate Adjusted EBITDA as EBITDA adjusted for acquisition costs, stock-based compensation expense, integration and business transformation, and other one-time transactions that management does not believe are representative of our core ongoing business. Adjusted EBITDA is utilized by management in evaluating our performance and the effectiveness of our business strategies. We present EBITDA because it is a necessary component for computing Adjusted EBITDA.

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
The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the Three Months Ended		For the Six Months Ended
$'s in 000's	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$15,466	$9,553	$30,493	$19,334
Plus:
Tax expense	885	192	1,212	640
Depreciation	3,160	4,164	6,602	7,685
Amortization	3,907	6,477	8,159	10,739
Interest expense, net	9,254	8,824	18,360	17,556
EBITDA	$32,672	$29,210	$64,826	$55,954
Impairment and other asset charges(1)	2,620	—	2,620	—
Acquisition costs(2)	198	297	198	835
Stock based compensation expense	2,792	2,743	5,401	5,208
Integration and business transformation costs(3)	573	618	1,075	1,594
Litigation expenses	193	—	193	—
Adjusted EBITDA	$39,048	$32,868	$74,313	$63,591
(1) Impairment and other asset charges includes asset charges associated with the Company's sale of its foreign subsidiary, M&C, on April 30, 2024.
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
Financial Condition, Liquidity, and Capital Resources

Historically, our primary sources of liquidity have been cash flows from operations, borrowings, and equity financing. As of June 30, 2024 and December 31, 2023, our cash and cash equivalents were $84.1 million and $116.4 million, respectively. As of June 30, 2024, we had an unused revolving credit facility with availability of $125.0 million, $291.0 million outstanding under our term loan, $143.8 million of outstanding convertible notes, and $13.4 million in other debt. Our debt agreements bear interest at rates between 4.00% and 9.71%. See “Note 2 — Debt” to our condensed consolidated financial statements included herein for a description of each of our debt arrangements.
Our primary cash needs are for working capital. Our maintenance capital expenditures have typically been less than 1.0% of net sales, but we may make additional capital expenditures as necessary to support our growth. Our primary working capital requirements are to fund inventory and accounts receivable to support our sales. Fluctuations in working capital are primarily driven by seasonal retailer demand. As of June 30, 2024 and December 31, 2023, we had working capital (current assets less current liabilities) of $288.4 million and $241.3 million, respectively.

We believe that our operating cash flow, cash on hand, and debt proceeds from our borrowings under our debt facilities will be adequate to meet our operating, investing, and financing needs for at least the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities, borrowings under our debt facilities and available cash and cash equivalents. To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, equity financings, or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms or at all. As in the past, we will continue to explore opportunities to optimize our capital structure, subject to our obligations under the Merger Agreement to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger and to not take, commit or agree to do certain actions without Parent’s consent, including, but not limited to, entering into material transactions outside the ordinary course of business, disposing of assets in excess of the amounts specified in the Merger Agreement, making capital expenditures in excess of the amounts specified in the Merger Agreement, issuing additional capital stock or other equity securities, or incurring additional indebtedness in excess of the amounts specified in the Merger Agreement. We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs or capital expenditure requirements.

Cash Flows
Cash (used in) provided by Operating Activities
Net cash used in operating activities was $27.3 million for the six months ended June 30, 2024, compared to $14.4 million provided by operating activities for the six months ended June 30, 2023. The change in operating cash flows primarily reflects higher profitability offset by cash used in working capital increasing $51.6 million driven primarily by the Company benefiting from improved vendor terms resulting in increased cash provided by accounts payable in 2023 of approximately $37.8 million, growth in inventory to meet demand, and payout of the Company's annual bonus.
Cash provided by (used in) Investing Activities
Net cash provided by (used in) investing activities was $0.2 million for the six months ended June 30, 2024, compared to $31.8 million used in investing activities for the six months ended June 30, 2023. The increase in net cash provided by investing activities was primarily the result of $27.6 million of cash utilized in the acquisition of Rocco & Roxie in 2023 which had no comparable event in the current year and from cash provided by the sale of our foreign subsidiary during the six months ended June 30, 2024 with no comparable event in the prior year.
Cash used in Financing Activities
Net cash used in financing activities was $5.0 million for the six months ended June 30, 2024, compared to $5.6 million for the six months ended June 30, 2023. The change in cash used in financing activities is primarily driven by cash provided by the exercise of options to purchase shares of the Company's common stock partially offset by tax withholding payments for restricted stock units.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to changes in interest rates because the indebtedness incurred under our ABL and our Term Loan B are variable rate debt. Interest rate changes generally do not affect the recorded value of our credit agreements but do affect the amount of our interest payments and, therefore, our future earnings and cash flows. As of June 30, 2024, we had variable rate debt of approximately $291.0 million, primarily under our Revolver and Term Loan. An increase of 1% would have increased our interest expense for the three months ended June 30, 2024 by approximately $0.7 million.
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
Changes in Internal Control over Financial Reporting
There was no other change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to and/or are presently involved in, litigation and other proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material adverse effect on our business, financial condition or results of operations.

We record a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that effect. We expense legal costs as incurred within selling, general and administrative expenses on the condensed consolidated statements of operations. For information on legal proceedings, please refer to "Note 8 — Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 29, 2024, and the risk factors disclosed below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to Our Proposed Merger with Bansk Group

The announcement and pendency of the pending Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the pending Merger on our employees, customers and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the pending Merger is completed. These risks to our business include the following, all of which may be exacerbated by a delay in the completion of the pending Merger: (i) the diversion of significant management time and resources from day-to-day operations towards the completion of the pending Merger; (ii) difficulties maintaining relationships with customers, suppliers, and other business partners; (iii) delays or deferments of certain business decisions by our customers, suppliers, and other business partners; (iv) the inability to pursue alternative business opportunities, engage in certain financing transactions or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the pending Merger without the prior written consent of Parent, even if such actions could prove beneficial; (v) litigation relating to the pending Merger and the costs related thereto; and (vi) the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending Merger.

Failure to consummate the pending Merger within the expected time frame or at all may have a material adverse impact on our business, financial condition and results of operations and our stock price.

There can be no assurance that the pending Merger will be consummated. The consummation of the pending Merger is subject to the satisfaction or waiver of specified closing conditions, some of which are beyond our control, including: (i) the adoption of the Merger Agreement and approval of the Merger by the holders of at least a majority of the outstanding shares of the Company’s common stock; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of an order or law preventing the Merger; and (iv) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement contains provisions that could discourage a potential competing acquirer from making a favorable alternative transaction proposal. The Merger Agreement also provides that the Merger Agreement may be terminated by us or Parent under certain circumstances, and in certain specified circumstances, upon termination of the Merger Agreement, we will be required to pay Parent a termination fee of $34,606,500. Specifically, the Company Termination Fee is payable if (1) the Merger Agreement is terminated in certain circumstances; (2) prior to such termination (but after the date of the Merger Agreement) a proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Board and not publicly withdrawn (if made publicly); and (3) within twelve months of such termination, the Company subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction and such transaction is ultimately consummated. The Company Termination Fee will also be payable if the Merger Agreement is terminated: (1) by Parent (a) if the Board withdraws, withholds, amends or qualifies or modifies, in each case, in a manner adverse to Parent or Merger Sub, its recommendation that the stockholders of the Company vote to adopt the Merger Agreement and approve the Merger or (b) for the Company’s uncured willful breach of the “no-shop” restrictions; or (2) by the Company in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal. Depending on the circumstances requiring us to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that an adequate remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the pending Merger. A failed transaction may result in negative publicity and a negative impression of us among our clients or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the pending Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or accelerate in the event of a failed transaction. In addition, if the pending Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $31.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the pending Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending Merger, for which we will have received little or no benefit if the pending Merger is not completed. Many of these fees and costs will be payable by us even if the pending Merger is not completed and may relate to activities that we would not have undertaken other than to complete the pending Merger.

Item 2. Unregistered Sales of Equity Securities and Results of Operations

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Wellness Center Closures

On August 6, 2024, the Company initiated a plan to close 46 wellness centers in the third quarter of 2024 and to convert the remaining 87 wellness centers to community clinics in the fourth quarter of 2024 to improve Services segment profitability.

The Company estimates that it will incur approximately $10 million of restructuring charges in connection with the wellness center closures, including (i) approximately $2.5 million to $3.5 million of accelerated depreciation, (ii) approximately $2.3 million to $2.7 million in cash-based expenses related to employee severance payments, benefits and related costs, and (iii) $3.6 million to $4.6 million in lease and contract termination costs.

The Company expects that the execution of the wellness center closures and the majority of the cash payments related to the closures and conversions will be completed in the third and fourth quarters of 2024. The estimates of the charges and cash expenditures that the Company expects to incur in connection with the wellness center closures and conversions, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur.

Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated August 7, 2024 among Gula Buyer Inc., Gula Merger Sub Inc. and PetIQ, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2024).

3.1
Second Amended and Restated Certificate of Incorporation of PetIQ, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

3.2	Amended and Restated Bylaws of PetIQ, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2022).
10.1+	PetIQ, Inc. 2024 Omnibus Incentive Plan
10.2+
Second Amended and Restated Executive Employment Agreement, dated August 7, 2024, by and between PetIQ, Inc. and McCord Christensen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2024).

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
* Filed herewith
** Furnished herewith
+ Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETIQ, INC.

August 8, 2024	/s/ Zvi Glasman
Zvi Glasman
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)